Form 10QSB
period 2007-08-31
SUPPORT SPAN INC
filed 2007-10-02
CIK 1402531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.
______________

SUPPORTSPAN, INC.
(Exact name of small business issuer as specified in its charter)
______________

NEVADA	20-8755674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

422 Oakland Drive, Raleigh, NC	27609
(Address of principal executive offices)	(Zip Code)

919-782-5155
(Issuer’s telephone number)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 1, 2007: 5,651,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1. Financial Information
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures

PART II -OTHER INFORMATION
Item 1. Legal Proceedings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Item 3. Defaults Upon Senior Securities.
Item 4. Submission of Matters to a Vote of Security Holders.
Item 5. Other Information.
Item 6. Exhibits and Reports of Form 8-K.

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.                                 Financial Information

SUPPORTSPAN, INC.
(a development stage company)

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF AUGUST 31, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$13,998
Accounts receivable	3,420

TOTAL ASSETS	$17,418

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$280
Loan payable - stockholders	1,100
Deferred Revenue	3,420

TOTAL CURRENT LIABILITIES	4,800

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001par value, 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000shares authorized,
5,651,000 shares issued and outstanding	565
Additional paid-in capital	73,535
Accumulated deficit during development stage	(61,482)

TOTAL STOCKHOLDERS' EQUITY	12,618

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$17,418

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)	For The Three	For The Period
	Months Ended	March 13, 2007 (Inception)
	August 31, 2007	to August 31, 2007

REVENUES	$-	$-

EXPENSES
General and administrative	15,153	19,053
Professional Fees	31,429	42,429
Total Expenses	46,582	61,482

LOSS FROM OPERATIONS (BEFORE TAXES)	(46,582)	(61,482)

INCOME TAX EXPENSE	-	-

NET LOSS	$(46,582)	$(61,482)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,651,000

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
From MARCH 13, 2007 (INCEPTION) TO AUGUST 31, 2007
(UNAUDITED)

						Accumulated
						Deficit	Total
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity

Balance, March 13, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders at $0.0001 per share	-	-	5,000,000	500	-	-	500

Stock issued for cash at $0.10 per share	-	-	651,000	65	65,035	-	65,100

In kind contribution of services	-	-	-	-	3,500	-	3,500

In kind contribution of office expenses					400		400

Net loss for the period Inception to May 31, 2007	-	-	-	-	-	(14,900)	(14,900)

Balance, May 31, 2007	-	-	5,651,000	565	68,935	(14,900)	54,600

In kind contribution of services	-	-	-	-	4,100	-	4,100

In kind contribution of office expenses					500		500

Net loss for the three months ended August 31, 2007	-	-	-	-	-	(46,582)	(46,582)

Balance, August 31, 2007	-	$-	5,651,000	$565	$73,535	$(61,482)	$12,618

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For The Three	For The Period
	Months Ended	March 13, 2007 (Inception)
	August 31, 2007	to August 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,582)	$(61,482)
Adjustments to reconcile net loss to net cash used in operating activities:
In-kind contribution of office expenses	500	900
Issuance of common stock for services	4,100	7,600
Changes in Assets and Liabilities
Deferred revenue	3,420	3,420
(Increase) decrease in accounts receivable	(3,420)	(3,420)
Increase (Decrease) in accounts payable	280	280

Net cash used in operating activities	(41,702)	(52,702)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stockholder loans	-	1,100
Proceeds from issuance of common stock	-	65,600
Net cash provided by financing activities	-	66,700

NET INCREASE (DECREASE) IN CASH	(41,702)	13,998

CASH, BEGINNING OF PERIOD	55,700	-

CASH, END OF PERIOD	$13,998	$13,998

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
(Unaudited)

NOTE 1                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

SupportSpan, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on March 13, 2007 The Company was organized to provide on-line remote support services to small businesses and self-employed professionals. Activities during the development stage include developing the business plan and raising capital.

 (C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of August 31, 2007, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

Revenue from support services is recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectibility is reasonably assured.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
(Unaudited)

 Revenue from telephone support service contracts is recognized over the contact period.

(H) Income Taxes

The Company utilizes the asset and liability method to measure and record deferred income tax assets and liabilities. Deferred tax assets and liabilities reflect the future income tax effects of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. At this time, the Company has set up an allowance for deferred taxes as there is no company history to indicate the usage of deferred tax assets and liabilities.

(I) Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with no operations and has a negative cash flow from operations of $52,702 from inception.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF AUGUST 31, 2007
(Unaudited)

This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3	LOANS PAYABLE - STOCKHOLDERS

During 2007, stockholders of the Company paid $1,100 for operating expenses on behalf of the Company. The total loans of $1,100 are payable on demand, non-interest bearing and unsecured.

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On April 3, 2007, the Company issued 5,000,000 shares of common stock to its founder for cash of $500 ($0.0001 per share).

During the period from March 13, 2007 (Inception) to August 31, 2007 the Company issued 651,000 shares of common stock for cash of $65,100 ($.10 per share).

(B) In-kind Contribution of Services

During the period from March 13, 2007 (Inception) to August 31, 2007 the Company’s president contributed services and payment of office expenses with a fair value of $7,600 and $900 respectively.

NOTE 5	RELATED PARTY TRANSACTIONS

The president of the Company received 5,000,000 shares of common stock for cash of $500 ($0.0001 per share) (See Note 4).

During 2007, stockholders of the Company paid $1,100 for operating expenses on behalf of the Company. The total loans of $1,100 are payable on demand, non-interest bearing and unsecured (see Note 3)

During the period from March 13, 2007 (Inception) to August 31, 2007 the Company’s president contributed services and office expenses with a fair value of $7,600 and $900 respectively (See Note 4).

Item 2.                                   Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

SupportSpan, Inc., a Nevada Corporation was formed on March 13, 2007. We are a tech-support firm that will provide on-line remote support services to small businesses and self-employed professionals. Initially, Information Technology (IT) services will be supplied by our President, Mr. D. Chad Allison on an as needed basis. Clients will receive our assistance by contacting our virtual call center where technician(s) will be available to diagnose and resolve issues through the use of remote screen-sharing software. Mr. Allison intends to hire additional IT specialists as our client base expands.

The financial statements included in this Form 10-QSB have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  However, we have not generated any operating revenue, expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.
During the next twelve to thirty six months, we expect to take the following steps in connection with the further development of our business and the implementation of our plan of operations:

We are a start-up corporation and have not yet generated or realized any revenues from our business operations.

We will not be conducting any product research or development. Further we do not expect significant changes in the number of employees.

Our specific goal is to complete the development of our website, assemble a client database and form strategic partnerships with related product providers. We intend to accomplish the foregoing through the following milestones:

1. We intend to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30-60 days. We believe that it will cost $10,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties.

2. After our office is established, we intend to contact potential partnership relationship partners with computer hardware repair companies in various strategic markets. The intent is to gauge their interest in offering their products and services on our website. We plan to attend industry trade shows that are oriented towards meeting new alliance partners and creating opportunities for us to develop important relationships. We will also hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. We believe that it will cost up to $10,000 in order to have our website initially operational. Both the initial operation of the website and the database is anticipated to be ready within 120 days. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3.  As soon as our website is operational, which as we have said will be approximately 120 days, we will begin to market our website. We will review, select and employ effective traditional sources such as trade magazines, conventions and conferences, newspaper advertising, telephone directories and flyers / mailers. We will also attend tradeshows and conferences. Initially we will aggressively court the key database of contacts provided by our president, D. Chad Allison. We may utilize inbound links that connect directly to our website from other sites.

Potential clients can simply click on these links to become connected to our website from search engines and community and affinity sites. We believe that it will cost a minimum of $10,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We also believe that we should begin to see results from our marketing campaign within 30 days from its initiation.

4.  Within 90 days from the initial launch of our website, we believe that we will begin generating fees from our on-line remote support services.

In summary, we should be in full operation and receiving orders within 120 days. We estimate that we will generate revenue 120 to 180 days after beginning operations.

Until our website is fully operational, we do not believe that clients will use our support services. We believe, however, that once our website is operational and we are able to provide our intended on-line service offerings potential clients will utilize our services.

If we are unable to attract clients to use our on-line services, or if we are unable to negotiate suitable terms with service providers or strategic partners to enable cooperative advertising, we may have to suspend or cease operations.

If we cannot generate sufficient revenues to continue operations, we will suspend or cease operations. If we cease operations, we do not know what we will do and we do not have any plans to do anything else.

Results of Operation

We did not have any operating income from inception through August 31, 2007. For the three months ended August 31, 2007, the registrant recognized a net loss of $46,582 and for the period from inception through August 31, 2007, the registrant recognized net less of $61,482. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At August 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund operations. We currently have $13,998. We believe we can not satisfy our cash requirements for the next twelve months with our current cash and expected revenues and the completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $ 30,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we would likely seek additional financing to support the continued operation of our business. We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.                                Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of August 31, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                                 Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.                                Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.                                Defaults Upon Senior Securities.

None

Item 4.                                 Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending August 31, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.                                 Other Information.

None

Item 6.                                Exhibits and Reports of Form 8-K.

(a)	Reports on Form 8-K and Form 8K-A

None

(b)	Exhibits

	Exhibit Number	Exhibit Title

	3.1	Certificate of Incorporation*

	3.3	By-Laws *

	31.1	Certification of D. Chad Allison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of D. Chad Allison pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form SB-2 filed on June 11, 2007 (File no: 333-143644)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

SUPPORTSPAN, INC.

By:	/s/ D. Chad Allison
D. Chad Allison Chief Executive Officer Chief Financial Officer

Dated:	October 1, 2007