Form 10QSB
period 2006-09-30
SUPPORT SPAN INC
filed 2007-12-31
CIK 1402531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.
______________

SUPPORT SPAN, INC.
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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2007: 5,651,000 shares of common stock.

Transitional Small Business Disclosure Format (check one): Yes ☐No ☒

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.    Financial Information

SUPPORT SPAN, INC.
(a development stage company)

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF NOVEMBER 30, 2007
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$7,328
Prepaid expense	5,833

TOTAL CURRENT ASSETS	13,161

Property and equipment (net)	4,861

TOTAL ASSETS	$18,022

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,225
Deferred revenue	2,565
Advances - related party	1,100

TOTAL CURRENT LIABILITIES	4,890

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001par value, 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000shares authorized,
5,651,000 shares issued and outstanding	565
Additional paid-in capital	78,135
Accumulated deficit during development stage	(65,568)

TOTAL STOCKHOLDERS' EQUITY	13,132

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,022

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)

			For The Period
	For The Three	For The Six	March 13, 2007
	Months Ended	Months Ended	(Inception) to
	November 30, 2007	November 30, 2007	November 30, 2007

REVENUES	$855	$855	$855

EXPENSES
Amortization expense	139	139	139
General and administrative	(4,430)	6,123	6,123
Officer's salary	4,100	8,200	11,700
Professional Fees	4,632	36,061	47,061
Rent	500	1,000	1,400
Total Expenses	4,941	51,523	66,423

LOSS FROM OPERATIONS (BEFORE TAXES)	(4,086)	(50,668)	(65,568)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(4,086)	$(50,668)	$(65,568)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$-	$(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,651,000	5,651,000

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
From MARCH 13, 2007 (INCEPTION) TO NOVEMBER 30, 2007
(UNAUDITED)

						Accumulated
						Deficit	Total
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity

Balance, March 13, 2007 (Inception)	-	$-	-	$-	$-	$-	$-

Shares issued to founders at $0.0001 per share	-	-	5,000,000	500	-	-	500

Stock issued for cash at $0.10 per share	-	-	651,000	65	65,035	-	65,100

In kind contribution of services	-	-	-	-	3,500	-	3,500

In kind contribution of office expenses					400		400

Net loss for the period Inception to May 31, 2007	-	-	-	-	-	(14,900)	(14,900)

Balance, May 31, 2007	-	-	5,651,000	565	68,935	(14,900)	54,600

In kind contribution of services	-	-	-	-	4,100	-	4,100

In kind contribution of office expenses					500		500

Net loss for the three months ended August 31, 2007	-	-	-	-	-	(46,582)	(46,582)

Balance, August 31, 2007	-	$-	5,651,000	$565	$73,535	$(61,482)	$12,618

In kind contribution of services	-	-	-	-	4,100	-	4,100

In kind contribution of office expenses					500		500

Net loss for the three months ended November 30, 2007	-	-	-	-	-	(4,086)	(4,086)

Balance, November 30, 2007			$5,651,000	$565	$78,135	$(65,568)	$13,132

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)

		For The Period
	For The Six	March 13, 2007
	Months Ended	(Inception)
	November 30, 2007	to November 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(50,668)	$(65,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	139	139
In-kind contribution of rent	1,000	1,400
In-kind contribution of services	8,200	11,700
Changes in Assets and Liabilities
Accounts receivable	-	-
Prepaid expense	(5,833)	(5,833)
Accounts payable	1,225	1,225
Deferred revenue	2,565	2,565

Net cash used in operating activities	(43,372)	(54,372)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,000)	(5,000)
Net cash used in investing activities	(5,000)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	65,600
Proceeds from advances - related party	-	1,100
Net cash provided by financing activities	-	66,700

NET INCREASE (DECREASE) IN CASH	(48,372)	7,328

CASH, BEGINNING OF PERIOD	55,700	-

CASH, END OF PERIOD	$7,328	$7,328

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007

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

(B) Organization

Support Span, Inc. (a development stage company) (the “Company”) was incorporated under the laws of the State of Nevada on March 13, 2007 The Company was organized to provide on-line remote support services to small businesses and self-employed professionals. Activities during the development stage include developing the business plan and raising capital.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of November 30, 2007, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007

(G) Revenue Recognition

Revenue from support services is recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectibility is reasonably assured. Revenue from telephone support service contracts is recognized as the services are provided, determined on an hourly basis.

(H) Concentrations

During the six months ended November 30, 2007 the Company relied on one customer for 100% of its revenue.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007

attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

   NOTE 2  GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a loss from operations and a negative cash flow from operations of $ 65,568 and $54,372 from inception, respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3  ADVANCES – RELATED PARTY

During 2007, stockholders of the Company paid $1,100 for operating expenses on behalf of the Company. The total advance of $1,100 is payable on demand, non-interest bearing and unsecured.

NOTE 4  STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On April 3, 2007, the Company issued 5,000,000 shares of common stock to its founder for cash of $500 ($0.0001 per share).

During the period from March 13, 2007 (Inception) to November 30, 2007 the Company issued 651,000 shares of common stock for cash of $65,100 ($.10 per share).

(B) In-kind Contribution of Services

During the period from March 13, 2007 (Inception) to November 30, 2007 the Company’s president contributed services and payment of office rent with a fair value of $11,700 and $1,400 respectively.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF NOVEMBER 30, 2007

NOTE 5  RELATEDPARTY TRANSACTIONS

The president of the Company received 5,000,000 shares of common stock for cash of $500 ($0.0001 per share) (See Note 4).

During 2007, stockholders of the Company paid $1,100 for operating expenses on behalf of the Company. The total advance of $1,100 is payable on demand, non-interest bearing and unsecured (see Note 3)

During the period from March 13, 2007 (Inception) to November 30, 2007 the Company’s president contributed services and office rent with a fair value of $11,700 and $1,400 respectively (See Note 4).

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Plan of Operation

Support Span, Inc., a Nevada Corporation was formed on March 13, 2007. We are a tech-support firm that will provide on-line remote support services to small businesses and self-employed professionals. Initially, Information Technology (IT) services will be supplied by our President, Mr. D. Chad Allison on an as needed basis. Clients will receive our assistance by contacting our virtual call center where technician(s) will be available to diagnose and resolve issues through the use of remote screen-sharing software. Mr. Allison intends to hire additional IT specialists as our client base expands.

The financial statements included in this Form 10-QSB have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  We have generatedlimited operating revenues, we expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

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

2. After our office is established, we intend to contact potential partnership relationship partners with computer hardware repair companies in various strategic markets. The intent is to gauge their interest in offering their products and services on our website. We plan to attend industry trade shows that are oriented towards meeting new alliance partners and creating opportunities for us to develop important relationships. We  also paid $5,000 to hire an outside web designer who has  developeed our website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3.  Since  our website is now operational we will begin to market our website. We will review, select and employ effective traditional sources such as trade magazines, conventions and conferences, newspaper advertising, telephone directories and flyers / mailers. We will also attend tradeshows and conferences. Initially we will aggressively court the key database of contacts provided by our president, D. Chad Allison. We may utilize inbound links that connect directly to our website from other sites.

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

4.  We have already begun generating fees from our on-line remote support services.

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

Results of Operation

We did not have any operating income from inception through November 30, 2007. For the six months ended November 30, 2007, the registrant recognized a net loss of $50,668 and for the period from inception through November 30, 2007, the registrant recognized net less of $65,568. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At November 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund operations. We currently have $7,328 of cash. We believe we can not satisfy our cash requirements for the next twelve months with our current cash and expected revenues and the completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

We anticipate that our operational, and general & administrative expenses for the next 12 months will total approximately $30,000. We do not anticipate the purchase or sale of any significant equipment. We also do not expect any significant additions to the number of employees. The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our business plan.

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”.The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.     Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of November 30, 2007. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.`    Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending November 30, 2007, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

SUPPORT SPAN, INC.

By:	/s/ D. Chad Allison
D. Chad Allison Chief Executive Officer Chief Financial Officer

Dated:	December 31, 2007