Form 10QSB
period 2008-02-29
SupportSpan Inc
filed 2008-04-16
CIK 1402531

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-QSB
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.  333-143644
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 14, 2008: 5,651,000 shares of common stock.

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1.    Financial Information

SUPPORTSPAN, INC.
(a development stage company)

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
AS OF FEBRUARY 29, 2008
(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash	$3,273
Prepaid expense	3,333

TOTAL CURRENT ASSETS	6,606

Property and equipment(net)	4,444

TOTAL ASSETS	$11,050

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,325
Deferred revenue	1,710
Advances-related party	1,100

TOTAL CURRENT LIABILITIES	4,135

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001par value, 10,000,000 shares authorized,
none issued and outstanding	-
Common stock, $0.0001 par value, 100,000,000 shares authorized,
5,651,000 shares issued and outstanding	565
Additional paid-in capital	82,735
Accumulated deficit during development stage	(76,385)

TOTAL STOCKHOLDERS' EQUITY	6,915

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$11,050

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(UNAUDITED)	For The Three	For The Nine	For The Period
	Months Ended	Months Ended	March 13, 2007 (Inception)
	February 29, 2008	February 29, 2008	to February 29, 2008

REVENUES	$855	1,710	$1,710

EXPENSES
Amortization expense	417	556	556
General and administrative	2,800	8,923	8,923
Officer's salary	4,100	12,300	15,800
Professional Fees	3,855	39,916	50,916
Rent	500	1,500	1,900
Total Expenses	11,672	63,195	78,095

LOSS FROM OPERATIONS (BEFORE TAXES)	(10,817)	(61,485)	(76,385)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(10,817)	(61,485)	$(76,385)

NET INCOME (LOSS) PER SHARE,
BASIC AND DILUTED	$-	(0.01)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	5,651,000	5,651,000

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY
From MARCH 13, 2007 (INCEPTION) TO FEBRUARY 29, 2008
(UNAUDITED)

						Accumulated
						Deficit	Total
					Additional	During	Stockholders'
	Preferred Stock		Common Stock		Paid-in	Development	Equity

Balance, March 13, 2007 (Inception)	-	-	-	$-	$-	$-	$-

Shares issued to founders at $0.0001 per share	-	-	5,000,000	500	-	-	500

Stock issued for cash at $0.10 per share	-	-	651,000	65	65,035	-	65,100

In kind contribution of services	-	-	-	-	3,500	-	3,500

In kind contribution of office expenses					400		400

Net loss for the period Inception to May 31, 2007	-	-	-	-	-	(14,900)	(14,900)

Balance, May 31, 2007	-	-	5,651,000	565	68,935	(14,900)	54,600

In kind contribution of services	-	-	-	-	4,100	-	4,100

In kind contribution of office expenses					500		500

Net loss for the three months ended August 31, 2007	-	-	-	-	-	(46,582)	(46,582)

Balance, August 31, 2007	-	-	5,651,000	565	73,535	(61,482)	12,618

In kind contribution of services	-	-	-	-	4,100	-	4,100

In kind contribution of office expenses					500		500

Net loss for the three months ended August 31, 2007	-	-	-	-	-	(4,086)	(4,086)

Balance, November 30, 2007			5,651,000	565	78,135	(65,568)	13,132

In kind contribution of services	-	-	-	-	4,100	-	4,100

In kind contribution of office expenses					500		500

Net loss for the three months ended February 29,2008	-	-	-	-	-	(10,817)	(10,817)

Balance, February 29, 2008			$5,651,000	$565	$82,735	$(76,385)	$6,915

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(UNAUDITED)
	For The Nine	For The Period
	Months Ended	March 13, 2007 (Inception)
	February 29, 2008	to February 29, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(61,485)	$(76,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	556	556
In-kind contribution of rent	1,500	1,900
In-kind contribution of services	12,300	15,800
Changes in Assets and Liabilities
(Increase) decrease in accounts receivable	-	-
(Increase) decrease in prepaid expense	(3,333)	(3,333)
Increase (Decrease) in deferred revenue	1,710	1,710
Increase (Decrease) in accounts payable	1,325	1,325

Net cash used in operating activities	(47,427)	(58,427)

CASH FLOWS FROM INVESTING ACTIVITIES:	(5,000)	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	65,600
Proceeds from advances-related party	-	1,100
Net cash provided by financing activities	-	66,700

NET INCREASE (DECREASE) IN CASH	(52,427)	3,273

CASH, BEGINNING OF PERIOD	55,700	-

CASH, END OF PERIOD	$3,273	$3,273

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of February 29, 2008, there were no common share equivalents outstanding.

(F) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(G) Revenue Recognition

Revenue from support services is recognized when earned and realizable, which is when persuasive evidence of an arrangement exists, services, if requested by the customers, have been rendered and are determinable, and collectability is reasonably assured. Revenue from telephone support service contracts is recognized as the services are provided, determined on an hourly basis.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008

(H) Recent Accounting Pronouncements

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial state.

NOTE 2	GOING CONCERN

As reflected in the accompanying financial statements, the Company is in the development stage with a loss from operations and a negative cash flow from operations of $76,385 and $58,427 from inception, respectively. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3	ADVANCES- RELATED PARTY

During 2007, stockholders of the Company paid $1,100 for operating expenses on behalf of the Company. The total loans of $1,100 are payable on demand, non-interest bearing and unsecured.

SUPPORTSPAN, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF FEBRUARY 29, 2008

NOTE 4	STOCKHOLDERS’ EQUITY

(A) Common Stock Issued for Cash

On April 3, 2007, the Company issued 5,000,000 shares of common stock to its founder for cash of $500 ($0.0001 per share).

During the period from March 13, 2007 (Inception) to February 29, 2008, the Company issued 651,000 shares of common stock for cash of $65,100 ($.10 per share).

(B) In-kind Contribution of Services

During the period from March 13, 2007 (Inception) to February 29, 2008, the Company’s president contributed services and payment of office expenses with a fair value of $15,800 and $1,900 respectively.

NOTE 5	RELATED PARTY TRANSACTIONS

The president of the Company received 5,000,000 shares of common stock for cash of $500 ($0.0001 per share) (See Note 4).

During 2007, stockholders of the Company paid $1,100 for operating expenses on behalf of the Company.

The total advances of $1,100 are payable on demand, non-interest bearing and unsecured (see Note 3).

During the period from March 13, 2007 (Inception) to February 29, 2008 the Company’s president contributed services and office expenses with a fair value of $15,800 and $1,900 respectively (See Note 4).

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

The financial statements included in this Form 10-QSB have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  We have generated limited operating revenues, we expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

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

2. After our office is established, we intend to contact potential partnership relationship partners with computer hardware repair companies in various strategic markets. The intent is to gauge their interest in offering their products and services on our website. We plan to attend industry trade shows that are oriented towards meeting new alliance partners and creating opportunities for us to develop important relationships. We also paid $5,000 to hire an outside web designer who has  developed our website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As more service providers are added and as our customer database expands, we will have to be continually upgrading the website. As additional alliances are negotiated with service providers, we will up-grade the website. As our customer base increases we will up-grade the database. Both upgrades will be ongoing during the life of our operations.

3.  Since our website is now operational we have begun to market our website. We will review, select and employ effective traditional sources such as trade magazines, conventions and conferences, newspaper advertising, telephone directories and flyers / mailers. We will also attend tradeshows and conferences. Initially we will aggressively court the key database of contacts provided by our president, D. Chad Allison. We may utilize inbound links that connect directly to our website from other sites.

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

Results of Operation

We did not have any operating income from inception through February 29, 2008. For the nine months ended February 29, 2008, the registrant recognized a net loss of $61,485 and for the period from inception through February 29, 2008, we recognized net loss of $76,385. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At February 29, 2008, we had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund operations. We currently have $3,273 of cash. We believe we can not satisfy our cash requirements for the next twelve months with our current cash and expected revenues and the completion of our plan of operation is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our plan of operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require financing to potentially achieve our profit, revenue, and growth goals.

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

We are still pursuing this plan but to date we have not been able to raise additional funds through either debt or equity offerings. Without this additional cash we have been unable to pursue our plan of operations and commence generating revenue. We believe that we may not be able to raise the necessary funds to continue to pursue our business operations. As a result of the foregoing, we have recently begun to explore our options regarding the development of a new business plan and direction. We are currently engaged in discussions with a company regarding the possibility of a reverse triangular merger (the “Merger”) involving our company. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial state.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of February 29, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure

Changes in internal controls

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending February 29, 2008, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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

SUPPORTSPAN, INC.

By:	/s/ D. Chad Allison
D. Chad Allison Chief Executive Officer Chief Financial Officer

Dated:	April 14, 2008