Form 10-Q
period 2008-06-30
ADEX MEDIA, INC.
filed 2008-08-14
CIK 1402531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 333-143695

ADEX MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8755674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

883 N. Shoreline Blvd. Mountain View, CA	94043
(Address of principal executive offices)	(Zip Code)

(650) 967-3040
(Registrant’s telephone number, including area code)

SupportSpan, Inc.
422 Oakland Drive; Raleigh, North Carolina 27609
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding on August 13, 2008
Common Stock, $0.0001 par value per share	29,524,653 shares

Adex Media, inc.

FORM 10-Q

For the Quarter Ended June 30, 2008

Item 1.  FINANCIAL STATEMENTS

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	June 30, 2008	December 31 , 2007
ASSETS
Current assets:
Cash and cash equivalents	$710,843	$5,379
Short-term investments	4,361,513	224,308
Total cash, cash equivalents, and short-term investments	5,072,356	229,687
Accounts receivable, net of allowance for doubtful accounts of $410 and $410	158,122	188,200
Other receivables	209,186	-
Prepaid expenses and other current assets	89,065	-
Total current assets	5,528,729	417,887

Property and equipment, net	25,670	3,740
Intangible assets, net	9,445	-

Total assets	$5,563,844	$421,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$345,878	$52,817
Accrued liabilities	289,430	103,911

Total current liabilities	635,308	156,728

Stockholders’ Equity:
Common Stock, $.0001 par value; 150,000,000 shares authorized, 29,524,653 and 250,000 shares issued and outstanding at June 30, 2008 and December 31, 2007	2,952	25
Additional paid in capital	5,402,398	187,475
Retained earnings (accumulated deficit)	(476,814)	77,399
Total stockholders’ equity	4,928,536	264,899

Total liabilities and stockholders’ equity	$5,563,844	$421,627

The accompanying notes are an integral part of these condensed consolidated financial statements

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30,
	2008	2007
Revenues, net	$718,776	$367,522

Cost of sales	536,244	281,862

Gross profit	182,532	85,660

Operating expenses:
Product development	35,250	-
Sales and marketing	295,982	31,957
General administrative	542,713	14,659

Total operating expenses	873,945	46,616

Income (loss) before interest and provision for income taxes	(691,413)	39,044

Interest income, net	29,536	116

Income (loss) before provision for income taxes	(661,877)	39,160

Provision for income taxes	-	800

Net income (loss)	$(661,877)	$38,360

Net income (loss) per common share, basic and diluted	$(0.04)	$0.15

Weighted average common shares used in computing basic and diluted loss per share	15,212,600	250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months ended June 30,
	2008	2007
Revenues, net	$1,409,329	$679,824

Cost of sales	1,079,904	476,725

Gross profit	329,425	203,099

Operating expenses:
Product development	35,250	-
Sales and marketing	328,473	55,257
General administrative	551,208	32,037
Total operating expenses	914,931	87,294
Income (loss) before interest and provision for income taxes	(585,506)	115,805

Interest income, net	32,093	117

Income (loss) before provision for income taxes	(553,413)	115,922

Provision for income taxes	800	800

Net income (loss)	$(554,213)	$115,122

Net income (loss) per common share, basic and diluted	$(0.07)	$0.46

Weighted average common shares used in computing, basic and diluted loss per share	7,689,967	250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(554,213)	$115,122
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	2,863	-
Amortization of intangibles	555	-
Stock-based compensation	56,053	-
Changes in current assets and liabilities
Accounts receivable	30,078	(131,858)
Other receivables	(209,186)	-
Prepaid expenses and other current assets	(89,065)	-
Accounts payable	293,061	91,422
Accrued liabilities	185,519	-
Net cash (used in) provided by operating activities	(284,335)	74,686

Cash flows from investing activities:
Purchase of short term investments	(4,137,205)	(70,115)
Purchase of intangible assets	(10,000)	-
Purchase of property and equipment	(24,793)	(2,164)

Net cash flows used in investing activities	(4,171,998)	(72,279)

Cash flows from financing activities:
Gross proceeds from private placement of common stock	5,758,148	-
Costs of private placement of common stock	(104,920)	-
Dividends paid	(491,431)	-

Net cash flows provided by financing activities	5,161,797	-

Net increase in cash	705,464	2,407

Cash and cash equivalents, beginning of period	5,379	9,201

Cash and cash equivalents, end of period	$710,843	$11,608

Supplemental cash flow information:
Cash paid for income taxes	$800	$800

The accompanying notes are an integral part of these condensed consolidated financial statements

ADEX MEDIA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1                      NATURE OF OPERATIONS

Overview  -  Adex Media, Inc. (the “Company” or “Adex”) is the parent company of Abundantad, Inc. (“Abundantad”).  Adex was incorporated under the laws of Delaware in April 2008.  It was formed as a subsidiary of SupportSpan, Inc., a publicly reporting Nevada corporation (“SupportSpan”). On April 25, 2008, SupportSpan was consolidated into Adex for the purposes of changing its name to Adex and its place of incorporation to Delaware (the “Merger”).

On May 14, 2008, Adex entered into an agreement and plan of merger by and among Adex Media Acquisition, Inc., a wholly-owned subsidiary of Adex and Abundantad, a privately held Nevada corporation.  Also on May 14, 2008, Abundantad entered into an agreement with Kim and Lim LLC, DBA Pieces Media (“Pieces”) whereby Abundantad acquired the business of Pieces as well as certain assets and liabilities of Pieces.

Adex is an early-stage Internet publisher and advertising company with a focus  on offering advertising customers a multi-channel Internet advertising network and broader solutions for direct advertisers and agencies.

Acquisition of certain assets and liabilities of Kim and Lim LLC -  On May 14, 2008, Abundantad entered into an Asset Purchase Agreement with Kim and Lim, LLC d/b/a Pieces Media (“Pieces”) whereby the principals of Pieces agreed to sell substantially all the assets and liabilities of Pieces, except cash on hand, to Abundantad and  the principals of Pieces agreed to become employees of Abundantad. The purchase price was comprised of $250,000 in cash, 250,000 shares of restricted common stock of Abundantad, and an additional $300,000 payable on May 14, 2009 (provided the principals of Pieces are employees of Adex in good standing on such date.)  The cash paid to Pieces has been recorded as a dividend to shareholders in the consolidated financial statements. The agreement also includes a minimum public market value for the shares after one year, and a performance bonus based upon meeting certain revenue targets for calendar 2008.

Accounting Treatment - The Merger was accounted for as a reverse acquisition and recapitalization. In connection with Abundantad’s purchase of the assets and liabilities of Pieces, Pieces is deemed the acquirer for accounting purposes and Adex is deemed the acquired company.  Accordingly, Pieces’ historical financial statements for periods prior to the acquisition become those of Adex retroactively restated for, and giving effect to, the number of shares received in the merger.  The historical retained earnings of Pieces is carried forward after the acquisition. Operations reported for periods prior to the merger are those of Pieces. Earnings per share prior to the Merger are restated to reflect the equivalent number of shares received by Pieces. Operations reported for the quarter ended June 30, 2008 include the earnings of Pieces for the full six months and the earnings of Adex and Abundantad from May 14, 2008 to June 30, 2008.

Abundantad - Abundantad was formed on February 4, 2008 for the purpose of creating, operating and or acquiring publishers of Internet content whose properties are deemed desirable to generate paid-for dissemination of internal or third-party direct advertising and revenues derived from agency and advertising network directed advertising on the Internet. Abundantad will create, acquire, own and operate content websites which may include promotions, sweepstakes, mobile offers, and other Internet websites in furtherance of its purposes.

To fund this acquisition strategy and future business expansion, Abundantad, prior to the Merger, privately raised approximately $5.8 million in gross proceeds (approximately $5.7 million in net proceeds) from the sale of common stock to accredited investors.

NOTE 2                      BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly the results of operations and cash flows for the three and six months ended June 30, 2008 and 2007, and our financial position as of June 30, 2008 and December 31, 2007 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2007, as included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May, 15, 2008 and the Amendment to that Form 8-K filed on July 22, 2008.

Abundantad was formed on February 4, 2008. On May 14, 2008, Abundantad acquired substantially all the assets and liabilities of Pieces. Also on May 14, 2008, Abundantad, via a reverse merger, became a wholly-owned subsidiary of Adex. The financial information presented as of December 31, 2007 and as of June 30, 2007 reflect the balance sheet and results of operations of Pieces as a standalone entity as of and for these periods. The results of operations presented for the six months ended June 30, 2008 include the results of operations for Pieces for the full six months.

For the year ended December 31, 2007, Pieces was a limited liability company and as such, all salaries to owners were included as distribution of earnings.  In the three and six months ended June 30, 2007, such distributed earnings were $31,709 and $54,722, respectively. In the three and six months ended June 30, 2008, salaries to the former owners of Pieces were charged to sales and marketing expenses.

NOTE 3                      SIGNIFICANT ACCOUNTING POLICES

Use of Estimates -  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period.  Such estimates include but are not limited to provision for doubtful accounts, accrued liabilities, estimates of when internally developed software is deemed probable to be completed and ready for intended use, assumptions on stock option forfeiture rates, expected terms, and volatility rates of our underlying shares.  Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

Short Term Investments – Short term investments consist of certificates of deposit with an original maturity date of greater than three months.  All short-term investments are classified as available for sale and are carried at their fair market value.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Adex Media, Inc. and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

Property and Equipment - Property and equipment are stated at cost.  The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the assets ranging from one to three years.  Salvage values of these assets are not considered material.  Repairs and maintenance costs that do not increase useful lives and/or enhance the value of the assets are charged to operations as incurred.

Revenue Recognition  - The Company's revenues consist of lead generation revenue generated from on-line advertising.  The Company evaluates revenue recognition using the following basic criteria and recognizes revenue when all four criteria are met:

(i) Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions for delivery of services must be present in order to recognize revenue.

(ii) Delivery: Delivery is considered to occur when the service is performed and the risk of loss and reward has been transferred to the customer.

(iii) Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

(iv) Collection is deemed probable: We conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

The Company’s revenue consists mostly of revenue derived from direct advertisers, affiliate networks, ad networks, and list managers.

The Company’s revenue is mostly derived on a Cost Per Action (“CPA”) basis, also known as Pay Per Action (“PPA”) basis. Under this pricing model, advertisers, affiliate networks, add networks, and the list managers pay the Company when a specified action (a purchase, a form submission, or other action linked to the advertisement) has been completed.

The Company reduces revenue for payment holdbacks withheld by its customers. At June 30, 2008, these holdbacks were immaterial.

The Company’s revenues are subject to material seasonal fluctuations. In particular, revenues in the fourth fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in the fourth fiscal quarter are not necessarily indicative of what reported revenues will be for an entire fiscal year.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting For Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date.

A valuation allowance is provided to reduce the deferred tax assets reported, if, based on the weight of available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability is established in the consolidated financial statement to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position.

Stock-based compensation  -  Compensation expense associated with the granting of stock-based awards to employees and directors is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share Based Payment” and related interpretations. SFAS No. 123(R) requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. Compensation expense associated with the granting of stock awards to non-employees is recognized in accordance with Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB 107 include valuation models, expected volatility and expected term.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the staff regarding the use of a "simplified" method, as discussed in SAB No. 107 in developing an estimate of expected term of stock options in accordance with Statement of Financial Accounting Standards No. 123(R). Under SAB No. 110, the staff will continue to accept, under certain circumstances, the use of the simplified method permitted under SAB No. 107 beyond December 31, 2007.

Basic and Diluted Net Income (Loss) per share - Loss Per Share — We compute basic and diluted net income (loss) per share amounts pursuant to the Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.” Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period.

Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of the incremental common shares that could be issued upon exercise of stock options (using the treasury stock method). Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following tables summarize the weighted average shares outstanding for the three and six months ending June 30, 2008 and 2007:

	Three Months Ended June 30,
	2008	2007
Basic weighted average shares outstanding	15,212,600	250,000
Less: effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	15,212,600	250,000
Anti-dilutive stock options not included in above calculation	3,410,000	-

	Six Months Ended June 30,
	2008	2007
Basic weighted average shares outstanding	7,689,967	250,000
Less: effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	7,689,967	250,000
Anti-dilutive stock options not included in above calculation	3,410,000	-

Internally Developed Software Costs — The Company accounts for internally developed software in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." After technical feasibility has been established, the Company will capitalize the cost of its software development process. For the three and six months ended June 30, 2008, the company expensed $35,250 in product development expenses that the Company deemed had not yet reached technical feasibility.  At June 30, 2008, there were no capitalized internally developed software costs.

NOTE 4.            Short Term Investments

The value of the Company’s short term investments by major security type is as follows:

		Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
June 30, 2008
Certificates of deposit	$4,361,513	-	-	$4,361,513
December 31, 2007
Certificates of deposit	$224,308	-	-	$224,308

Short term investments include certificates of deposit with original maturities of greater than 90 days.
At June 30, 2008, all of our short term investments had maturity dates of 9 months from the date of purchase.

NOTE 5.            Other Receivables

On May 14, 2008, Abundantad acquired the net business assets of Kim and Lim LLC. Subsequent to May 14, 2008, a portion of the net assets acquired had not been received by Abundantad from Kim and Lim LLC. Other receivables represent amounts acquired from Kim and Lim LLC owed to Abundantad.

NOTE 6.             Accrued Liabilities

	June 30, 2008	December 31, 2008
Accrued franchise taxes	$15,500	—
Accrued payroll, paid time off, and employee expenses	32,930	—
Accrued bonuses	150,000	—
Accrued professional fees	85,000	—
Accrued payments to affiliates	—	103,911
Other	6,000	—
Total	$289,430	$103,911

NOTE 7.           Lease Commitments

The Company leases its office space under an 18-month lease agreement expiring on October 31, 2009 with a monthly base rental of $6,780 per month through April 2009 and then increasing to $7,119 until the end of the lease term. Rent expense for the six months ended June 30, 2008 and for the six months ended June 30, 2007 was $22,600 and $13,229, respectively.

Approximate future minimum lease payments under non-cancelable office lease agreements are as follows:

Year ended December 31
2008	$40,680
2009	$69,834
Total	$110,514

NOTE 8.           Stockholders’ Equity

Stockholders’ equity at June 30, 2008, has been adjusted to reflect the 250,000 shares of common stock received by Kim and Lim LLC shareholders.  The value of these shares was $187,500 and is reflected at December 31, 2007 as an increase in common stock of $25, an increase in additional paid in capital of $187,475, and a corresponding reduction in retained earnings of $187,500.

Abundantad was formed  in February 2008.  As part of its formation, 21,549,950 shares were sold at par value ($0.0001). Thereafter, in March and April 2008, Abundantad sold 7,674,703 additional shares to private investors for an aggregate total gross proceeds of approximately $5.8 million (net proceeds of approximately $5.7 million.) Upon the reverse merger of Abundantad and Adex, all Abundantad shares were converted to Adex common shares on a one-for-one basis.

In connection with the reverse merger between Abundantad and Adex, the principal shareholder of Adex was granted 50,000 common shares.

NOTE 9.                Stock Options and Stock Compensation

In both the three and six months ended June 30, 2008, the Company recognized stock-based compensation of $56,053 in connection with options granted under the Company’s stock option plan.

During the three and six months ended June 30, 2008, the Company’s board of directors authorized the Company to grant options to purchase a total of 3,410,000 shares of our common stock, each option exercisable at the fair market value of the common stock on the respective grant dates ranging from $0.75 to $1.26.  The options vest pro-rata over one to four years and expire over five to ten years after grant date.  The total value of the options of $1,969,718 was computed using a Black Scholes option pricing method with a volatility of 80% (based on comparative companies), an expected term of one to four years (based the expected period that the stock options will be outstanding), dividend yield of 0% and a risk free interest rate of 1.94% to 3.33%.  The value will be recognized pro rata over the respective one to four year requisite service periods. There were no options exercised, terminated or forfeited during the periods. The forfeiture rate is 12%.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	1 - 4
Risk free rate of return	1.94% - 3.33%
Volatility	80%
Dividend yield	-
Forfeiture rate	12%

The following table sets forth the total stock-based compensation expense for the three and six months ended June 30, 2008 and, 2007 from stock option grants.  All sales and marketing and general and administrative costs are related to employees.

	Three and Six Months Ended June 30, 2008	Three and Six Months Ended June 30, 2007
Sales and marketing costs	$21,345	—
General and administrative costs	34,708	—
Total stock-based employee compensation expense after income taxes	$56,053	$—

During the three and six months ended June 30, 2008, 3,410,000 stock options were granted.

On May 15, 2008, the Board of Directors approved the Adex Media, Inc. 2008 Stock Option Plan which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, and restricted stock.

Under the Stock Option Plan, options for 5,000,000 shares of common stock are reserved for issuance.  At June 30, 2008, 1,590,000 options were available for grant.  Options have been issued with exercise prices of between $0.75 and $1.26 per share as follows:

Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life	Exercise Price	Exercisable	Exercise Price
$0.75 - $1.26	3,410,000	9.81	$0.75	-	-

Option activity under the Plan was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	-	$-		$-
Granted	3,410,000	$0.75
Exercised	-	-
Forfeited or expired	-	-
Outstanding at June 30, 2008	3,410,000	$0.75	9.81	$17,215,400
Exercisable at June 30, 2008	-	$-	-	-

The fair value of options granted is recognized as an expense over the requisite service period.  As of June 30, 2008, the fair value of options issued by the Company was $1,969,718 of which $0 has been forfeited. Expense recognized for the three and six months ending June 30, 2008 was $56,053.  The unamortized cost remaining at June 30, 2008 was $1,913,665 with a weighted average expected term for recognition of 2.97 years. At the time of grant, the estimated fair values per option were from $0.24 to $4.39.

NOTE 10.         Concentrations.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consists of short term investments and accounts receivable.  At June 30, 2008, the Company had deposits in excess of the Federal Deposit Insurance Corporation (FDIC) limit at one U.S. based financial institution.  At June 30, 2008 and December 31, 2007, Adex had uninsured bank balances and certificates of deposit totaling approximately $4,974,656 and $129,686.  The Company maintains its cash accounts at one financial institution.

Customer Base - In the six months ended June 30, 2008, one customer accounted for 59% of consolidated revenue and a second customer accounted for 29% of consolidated revenue.  As of June 30, 2008, accounts receivable of $44,774 was due from these customers. As of June 30, 2008 three customers accounted for an aggregate of 75% of consolidated accounts receivable. In 2007, one customer accounted for 96% of revenue.  Major customers are defined as those having revenues which exceed 10% of the Company’s annual revenues.  As of December 31, 2007, accounts receivable of $177,896 was due from this customer.

The Company does not require collateral or other security for accounts receivable.  However, credit risk is mitigated by the Company’s ongoing evaluations and the reasonably short collection terms.  Accounts receivable are stated net of allowances for doubtful accounts.  An allowance for doubtful accounts has been provided at June 30, 2008 and December 31, 2007, based on historic trends and the Company’s expectation of collectability.  Allowance for doubtful accounts at June 30, 2008 and December 31, 2007 was an immaterial balance.

Operations By Geographic Area - The Company's operations are domiciled in the United States. The Company does not have any international subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained. As of June 30, 2008, all of our customer relationships were maintained from the United States although our customers include advertising and affiliate networks which are based both in the United States and internationally. In addition, the direct advertiser who places offers through an advertising or affiliate network may be located internationally as could be the end consumer who is ultimately completing the final action which triggers the action for how the Company generates revenue. However, because the customer relationships are maintained in the United States, all revenue and income from operations is allocated to the United States. The Company expects to create international subsidiaries in the next 12 to 18 months to manage customer relationships and accordingly the Company expects the proportion of revenue and income from international operations to total revenue and income from operations to be significant.

Location of Assets – Our tangible assets are located at our corporate offices in Mountain View, California. Our servers for hosting our platforms are located at third-party locations.

NOTE 11.                   New Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which provides guidance on how to measure assets and liabilities that use fair value.

SFAS 157 will apply whenever another US GAAP standard requires (or permits) assets or liabilities to be measured at fair value but does not expand the use of fair value to any new circumstances.  This standard also will require additional disclosures in both annual and quarterly reports.  SFAS 157 will be effective for fiscal 2009.

In December 2007, the FASB issued proposed FASB Staff Position ("FSP") 157-b, "Effective Date of FASB Statement No. 157," that would permit a one-year deferral in applying the measurement provisions of Statement No. 157 to non-financial assets and non-financial liabilities (non-financial items) that are not recognized or disclosed at fair value in an entity's financial statements on a recurring basis (at least annually). Therefore, if the change in fair value of a non-financial item is not required to be recognized or disclosed in the financial statements on an annual basis or more frequently, the effective date of application of Statement 157 to that item is deferred until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. This deferral does not apply, however, to an entity that applies Statement 157 in interim or annual financial statements before proposed FSP 157-b is finalized.

The Company is currently evaluating the impact, if any, that the adoption of SFAS 157 and FSP 157-b will have on its operating income or net earnings.

SFAS 159

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007 and did not have a material impact on the Company’s consolidated financial statements.

FIN 48

The Company has adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 , or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

Upon review and analysis, the Company has concluded that no FIN 48 effects are present as of June 30, 2008. For the year ended December 31, 2007, the Company did not identify and record any liabilities related to unrecognized income tax benefits.  The Company does not believe FIN 48 will have a material impact on its consolidated financial statements.

EITF 07-03

In June 2007, the EITF reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. Adoption of EITF 07-has not had a material impact on the Company’s consolidated financial statements.

EITF 07-01

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company in the first quarter of fiscal 2009. The Company is currently evaluating the effect of the adoption of EITF 07-01 will have on its consolidated financial statements.

SFAS 141(R) and SFAS 160

In December 2007, the Financial Accounting Standards Board  (“FASB”) issued Statement No. 141(Revised 2007), Business Combinations  (SFAS 141(R)) and Statement No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146,  Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal 2009). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions completed after December 31, 2008.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133 or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. The Company is in the process of evaluating the new disclosure requirements under SFAS 161 and does not expect the adoption to have a material impact on its consolidated financial statements.

SFAS 162

 In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP". The Company is in the process of evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.

FSP APB 14-1

In May 2008, the FASB released FSP APB 14-1 Accounting For Convertible Debt  Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement) (FSP APB 14-1) that alters the accounting treatment for convertible debt instruments that allow for either mandatory or optional cash settlements. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Furthermore, it would require recognizing interest expense in prior periods pursuant to retrospective accounting treatment. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the effect the adoption of FSP APB 14-1 will have on its consolidated results of operations and financial condition.

NOTE 12.     Subsequent Events

Acquisition Of Vibrantads Assets - On July 21, 2008, the Company entered into an Asset Purchase Agreement (“APA”), pursuant to which the Company acquired substantially all the assets of Vibrantads, LLC (“Vibrantads”), a California limited liability company, comprising the operational assets of the Vibrantads business, including its proprietary tracking technology and lead generation platform. The asset purchase was completed on July 21, 2008.

The purchase price for the Vibrantads assets consisted of the following: (i) Seventy Thousand Dollars ($70,000) in cash at closing; (ii) One Hundred Twelve Thousand Five Hundred (112,500) restricted shares of the Company’s common stock (the “Shares”) at closing; and (iii) a promissory note in favor of the sole selling Member of Vibrantads, in the principal amount of Sixty Thousand Dollars ($60,000) with no interest thereon and having a maturity date that is Twelve (12) months from the Closing Date.

The purchase price for the Vibrantads assets was determined based on arm’s length negotiations. Prior to the acquisition, there were no material relationships between the Company and Vibrantads nor with any of either company’s affiliates, directors, officers, or any associate of such directors or officers.

In connection with the APA, the Company issued a promissory note (the “Note”) to the sole selling member of Vibrantads in the principal amount of Sixty Thousand Dollars ($60,000). The principal amount of the Note bears no interest. The unpaid principal amount of the Note is due and payable in its entirety on July 21, 2009. The Note contains customary events of default that entitle the holder thereof to accelerate the maturity of the unpaid principal amount.

Acquisition Of Digital Instructor LLC - On August 12, 2008, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with the ten members (the “Members”) of Digital Instructor, LLC, a Colorado limited liability company (“Digital Instructor”) to purchase all outstanding membership interests of Digital Instructor.

The purchase price for the membership interests consisted of the following: (i) One Million Dollars ($1,000,000) in cash at closing; (ii) a senior secured promissory note in the principal amount of Five Hundred Thousand Dollars ($500,000) payable on February 12, 2009 (the “Note”); (iii) One Million Two Hundred Thousand  (1,200,000)  restricted common shares; and (iv) an additional amount up to Five Hundred Thousand Dollars ($500,000) payable on August 12, 2009 subject to Digital LLC achieving certain gross revenue performance milestones (the “Earn Out”).

The Company issued the Note to Digital Equity Partners, LLC (“Digital Equity Partners”), a Colorado limited liability company wholly owned by the selling members of Digital Instructor and formed for the purpose of holding the Note. The Note’s principal amount of Five Hundred Thousand Dollars ($500,000) bears no interest. The Note has a maturity date that is six (6) months from the Closing Date and contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

As part of the transaction, the Company also entered into a Security Agreement with Digital Equity Partners for purposes of collateralizing the Note; and a Lockup and Share Release Agreement which restricts the Members from selling the Company’s restricted common shares until certain prescribed intervals.

Concurrent with the closing, the Managing Member of Digital Instructor entered into an employment agreement with the Company.

The purchase price for Digital Instructor was determined based on arm’s length negotiations. Prior to the acquisition, there were no material relationships between the Company and Digital Instructor nor with any of either company’s affiliates, directors, officers, or any associate of such directors or officers.

Item 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Most of the matters discussed within this Form 10-Q include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases you can identify forward-looking statements by terminology such as "may," "should," "potential," "continue," "expects," "anticipates," "intends," "plans," "believes," "estimates," and similar expressions. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this Form 10-Q. Actual results and events may vary significantly from those discussed in the forward-looking statements.

These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur.

Company Overview

We are an emerging provider of Internet lead generation and advertising solutions. We intend to develop internally and or acquire businesses and grow in the areas of online customer acquisition, diversified multi channel advertising, tracking, reporting, and conversion enhancing technologies.

We plan to expand our customer base of leading third party direct advertisers, ad networks, affiliate networks, and list managers, as well as our own wholly owned properties by continuing to expand our advertising reach and utilizing cutting edge conversion and tracking technologies to improve performance.  We offer advertisers a compelling value proposition by offering true pay-per-performance pricing, commonly known as cost-per-action (CPA) or pay-per-action (PPA).  We intend to service domestic advertisers and expand into international markets. Additionally, we plan to expand our own online properties, both internally, and through further acquisitions.

We will continue to expand into new advertising channels, both domestically and internationally, which include, but are not limited to display (banners), search, email, mobile, and user applications. By continuing to diversify our reach, we can offer our advertisers a broader platform by which to acquire new customers.  Our advertisers will be able to leverage a vast and multi-channel advertising network, as well as leverage new channels as they become available.

We plan to continue to invest in our proprietary conversion, tracking, and reporting technology.  Through the use of our reporting infrastructure, we can utilize real-time data to make better marketing decisions.  Similarly, through continual testing, from creative to landing pages and beyond, we can benefit from driving the highest possible conversions.

Liquidity and Capital Resources

During the first half of fiscal 2008, we raised approximately $5.8 million in gross proceeds ($5.7 million in net proceeds) from the issuance of approximately 7,675,000 restricted shares of our common stock to 31 accredited investors.

At June 30, 2008, we had cash, cash equivalents and short term investments of approximately $5,072,000. Net cash used in operations for the six months ended June 30, 2008 was approximately $284,000.  We anticipate continuing negative cash flow from operations for at least the next two quarters.

In addition to financing our cash requirements for operations, a significant portion of our cash will be used for mergers and acquisitions.

We believe our current cash on hand of approximately $3.7 million will enable us to continue operations until at least the end of fiscal 2009.

Results of operations

The following table sets forth key components of our unaudited consolidated results of operations for the periods indicated.

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

	2008	2007	% Change
Revenues, net	$718,776	$367,522	96%
Cost of sales	536,244	281,862	90%
Gross profit	182,532	85,660

Operating expenses:
Product development	35,250	-
Sales and marketing	295,982	31,957	826%
General and administrative	542,713	14,659	3,602%
Total operating expenses	873,945	46,616	1,775%

Income (loss) before interest and income taxes	(691,413)	39,044	(1,871%)
Interest income (expense), net	29,536	116
Income (loss) before income taxes	(661,877)	39,160	(1,790%)
Income taxes	-	800
Net income (loss)	$(661,877)	$38,360	(1,825%)

Revenues

In the three months ended June 30, 2008, revenues increased approximately $351,000 or 96% as compared to the three months ended June 30, 2007. This increase was the result of increasing our customer base, primarily one very large advertising customer (Connexus/Netblue) in addition to adding affiliates to our distribution network which expanded our publishing reach. We anticipate our revenues to continue increasing quarter over quarter as we expand our customer base and advertising channels.

Cost of sales

Cost of sales for the three months ended June 30, 2008 increased 90% over the comparable quarter of fiscal 2007. The increase primarily reflected the increased costs of media buys necessary to generate the increased revenue described above.

Cost of sales for the three months ended June 30, 2008, consisted of the following:

	2008	2007
Costs of affiliates	$74,012	184,520
Costs of media buys	453,502	88,797
Costs of affiliate network software	2,300	-
Costs of insurance and compliance	3,500	-
Costs of web site development and hosting	2,930	8,545
Total	$536,244	$281,862

We anticipate our costs of sales to increase quarter over quarter in order generate the anticipated revenue increases.

Gross profit

Gross profit increased from 23.3% of revenue in our second quarter of fiscal 2007 to 25.4% of revenue in the three months ended June 30, 2008.  This increase in gross profit was the result of more efficient spending on media buys and targeting more successful advertiser offers.  Successful advertiser offers are replicated and less successful offers were terminated more timely than in the prior year. We anticipate gross profits to improve quarter over quarter.

Operating expenses

Product development expenses- During the three months ended June 30, 2008, our product development expenses were $35,250. There were no product development expenses incurred in the same quarter of the prior fiscal year. Product development costs consisted primarily of the costs of software projects and platforms for our promotional advertising initiatives that we determined at June 30, 2008 were not yet probable to be completed and not ready to perform the functions they were intended for. These costs of internally developed software will be capitalized upon our determining the technical feasibility of the software in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We anticipate our product development costs will increase over the next several quarters reflecting our initiatives to increase our advertising channels and the platform development costs associated with this increase.

Sales and marketing expenses increased $264,025 or 826% in the three months ended June 30, 2008 over the comparable quarter in fiscal 2007. This increase reflects the changes in the company over the last year as we structured for growth through increased headcount staffing.  Our sales and marketing group has increased from two people in fiscal 2007 to six people at June 30, 2008 which resulted in salaries and benefits increasing from $31,957 to $205,921.  In addition, we incurred $21,345 in sales and marketing related stock based compensation expense in the second quarter of fiscal 2008. We anticipate our sales and marketing costs to increase over the next several quarters in order to generate the anticipated revenue increases.

General and administrative expenses increased by $528,054 to $542,713 (3,602%) in the three months ended June 30, 2008 over the comparable quarter in fiscal 2007. This increase reflects moving from a small two person privately-held early stage start-up company with little overhead to a publicly reporting and trading company with five employees included in general and administrative costs.  We incurred more significant legal and accounting fees in the three months ended June 30, 2008 compared to zero in the three months ended June 30, 2007. Most of these expenses were incurred as a direct result of being a publicly traded company.  We anticipate general and administrative expenses to slightly increase over the next several quarters reflecting increased costs of investor relations activities

Interest income, net

Interest income in the three months ended June 30, 2008 increased $29,420 to $29,536 over the comparable quarter in fiscal 2007.  This increase was the direct result of the interest we received on our short term investments from the gross proceeds of $5.8 million ($5.7 million in net proceeds) in private equity we raised in March and April of this year.

Although amortization of intangible assets was insignificant in the three and six months ended June 30, 2008, we anticipate increased amounts of intangible asset amortization consistent with our strategy to pursue merger and acquisition opportunities.

Six months ended June 30, 2008 compared to six months ended June 30, 2007.

	2008	2007	% Change
Revenues, net	$1,409,329	$679,824	107%
Cost of sales	1,079,904	476,725	127%
Gross profit	329,425	203,099

Operating expenses
Product development	35,250	-
Sales and marketing	328,473	55,257	494%
General and administrative	551,208	32,037	1,621%
Total operating expenses	914,931	87,294	948%

Income (loss) before interest and income taxes	(585,506)	115,805	(606%)
Interest income (expense), net	32,093	117	27,330%
Income (loss) before income taxes	(553,413)	115,922	(577%)
Income taxes	800	800
Net income (loss)	$(554,213)	$115,122	(581%)

Revenues

In the six months ended June 30, 2008 revenues increased approximately $730,000 or 107% as compared to the six months ended June 30, 2007. This increase was the result of increasing our customer base, primarily one very large advertising customer (Connexus/Netblue) in addition to adding affiliates to our distribution network which expanded our publishing reach. We anticipate our revenues to continue increasing quarter over quarter as we expand our customer base and advertising channels.

Cost of sales

Cost of sales for the six months ended June 30, 2008 increased approximately by $603,000 or 127% over the comparable period in fiscal 2007. The increase reflected the increased costs of media buys necessary to generate the increased revenue described above and the initial use of affiliates necessary to generate the increased revenue described above. Initially, affiliate related revenue has a lower gross margin that non-affiliate related revenue.

Cost of sales for the six months ended June 30, 2008, consisted of the following:

	2008	2007
Costs of affiliates	$357,554	295,214
Costs of media buys	708,783	171,852
Costs of affiliate network software	2,300	-
Costs of insurance and compliance	3,500	-
Costs of web site development and hosting	7,767	9,659
Total	$1,079,904	$476,725

We anticipate our costs of sales to increase quarter over quarter in order generate the anticipated revenue increases.

Gross profit

Gross profit decreased from 29.9% of revenue in the first half of fiscal 2007 to 23.4% of revenue in the first half of fiscal 2008.  This decrease in gross profit was the result of increased cost of sales related to affiliated related revenue described above. We anticipate gross profits to improve quarter over quarter.

Operating expenses

Product development - During the six months ended June 30, 2008, our product development expenses were $35,250. There were no product development expenses incurred in the same quarter of the prior fiscal year. Product development expenses consisted primarily of the costs of software projects and platforms for our promotional advertising initiatives that we determined at June 30, 2008 were not yet probable to be completed and not ready to perform the functions they were intended for. These costs of internally developed software will be capitalized upon our determining the technical feasibility of the software in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We anticipate our product development costs were increase over the next several quarters reflecting our initiatives to increase our advertising channels and the platform development costs associated with this increase.

Sales and marketing expenses increased by $273,216 to $328,473 or 494% in the first six months of fiscal 2008 over the comparable period in fiscal 2007. This increase reflects the changes in the company in fiscal 2008 as we structured for growth through increased headcount staffing.  Our sales and marketing group has increased from 2 people in fiscal 2007 to six people at June 30, 2008 which resulted in significant increases in salaries and benefits. In addition, we incurred $21,345 in stock based compensation expense in the second quarter of fiscal 2008. We anticipate that our sales and marketing costs will increase over the next several quarters in order to generate the anticipated revenue increases.

General and administrative expenses increased by $519,171 to $551,208  (1,621%) in the first six months of fiscal 2008 over the comparable quarter in fiscal 2007. This increase reflects creating the overhead needed for our planned growth and anticipated acquisitions as well as additional employees necessary to meet the reporting requirements of a public company.  We incurred more significant legal and accounting fees in the six months ended June 30, 2008 and no similar fees were incurred in the six months ended June 30, 2007. Most of these expenses were incurred as a direct result of being a publicly reporting company. We anticipate general and administrative expenses to slightly increase over the next several quarters reflecting increased costs of investor relations activities and other professional fees.

Interest income, net

Interest income in the first half of fiscal 2008 increased by $32,093 to $36,457  (27,330%) over the comparable six months in fiscal 2007.  This increase was the direct result of the interest we received on our short term investments from the gross proceeds of $5.8 million ($5.7 million in net proceeds) in private equity we raised in March and April of 2008.

Although our amortization of intangible assets were insignificant in the three and six months ended June 30, 2008, we anticipate increased amounts of intangible asset amortization consistent with our strategy to pursue merger and acquisition opportunities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not normally hold market risk sensitive instruments for trading purposes nor do we have any foreign currency exchange exposure. We do however recognize market risk from interest rate fluctuations related to the returns we receive on our short term investment balances. At June 30, 2008, our cash resources earned interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of June 30, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

We do not, however, expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Additionally, controls can be circumvented by the individual acts of  some  persons,  by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. We may become from time to time involved in legal proceedings in the ordinary course of business.  We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

ITEM 1A.  RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to the Company

Our limited operating history makes evaluation of our business difficult.

The assets we acquired from Kim and Lim LLC (“Pieces Assets”) have been operating since November 2005. Abundantad was incorporated in February, 2008 and we have been in business with Adex Media Inc. as the parent company since May, 2008. We therefore have had limited historical financial data upon which to base planned operating expenses or forecast accurately future operating results.  Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early-stage company with a limited operating history.  We are completely reliant upon new management for our future operations and success.

We may need additional funding to support our operations and capital expenditures, which may not be available to us and which lack of availability could adversely affect our business.

We have no committed sources of additional capital.  Our organizational activities were being financed with credit from vendors and personal funds of our officers and directors.  We raised gross proceeds of approximately $5.8 million (net proceeds of approximately $5.7 million) in equity from private investors during March and April 2008.  We may need additional funds to support our growth, fund future acquisitions, pursue business opportunities, react to unforeseen difficulties, or to respond to competitive pressures.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders.

If we raise additional funds through the issuance of debt, we will be required to service that debt and are likely to become subject to restrictive covenants and other restrictions contained in the instruments governing that debt, which may limit our operational flexibility.  If adequate additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of the implementation of our business strategy, including the possibility of additional acquisitions or internally developed businesses.

Two customers accounted for approximately 88% of our consolidated revenue and loss of either of these customers would have a material adverse effect on our business.

For the six months ended June 30, 2008, one customer accounted for 59% of our revenue and another customer accounted for 29% of our revenue. In 2007, one of these customers accounted for approximately 96% of our revenue. The loss of either of these customers would have a material adverse impact on our business.

We will likely consummate mergers and acquisitions, which could divert our management’s attention, cause ownership dilution to our stockholders and be difficult to integrate.

Our business strategy depends in part on our ability to identify, structure and integrate mergers and acquisitions that are complementary with our business model.  Acquisitions, strategic relationships and investments in the technology and Internet sectors involve a high degree of risk.  We may also be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives.  Although many technology and Internet companies have grown in terms of revenue, few companies are profitable or have competitive market share.  Our potential acquisitions, relationships or investment targets and partners may have histories of net losses and may expect net losses for the foreseeable future.

Merger and or acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results, and financial condition:

•	we could experience a substantial strain on our resources, including time and money, and we may not be successful in completing the acquisitions;

•	our management’s attention may be diverted from our ongoing business concerns;

•	while integrating new companies, we may lose key executives or other employees;

•	we could experience customer dissatisfaction or performance problems with an acquired company or technology;

•	we may become subject to unknown or underestimated liabilities of an acquired entity; or incur unexpected expenses or losses from such acquisitions; and

•	we may incur impairment charges related to goodwill or other intangible assets or other unanticipated events or circumstances, any of which could harm our business.

Consequently, we might not be successful in integrating any acquired businesses, products or technologies, and might not achieve anticipated revenue and cost benefits.

We may be unable to effect a merger or acquisition or we may incorrectly ascertain the merits or risks of an acquired company.

To the extent we complete a merger or acquisition, we may be affected by numerous risks inherent in the business operations of the acquired entity.  Although our management will endeavor to evaluate the risks inherent in the target entity’s business or industry, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

We may be unable to attract and retain key employees.

We presently employ a limited number of persons with internet or public-company experience.  Failure to attract and retain necessary technical personnel and skilled management could adversely affect our business.  The success and growth of our business will depend on the contributions of our Chief Executive Officer, Scott Rewick and our ability to attract, retain and motivate highly skilled and qualified personnel.  If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.  Our success will depend on the skills, experience and performance of key members of our management team.  The loss of any key employee could have an adverse effect on our prospects, business, financial condition, and results of operations.  Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

Although we have an experienced senior management team, the lack of depth of our management team could put us at a competitive disadvantage.  Not all members of our management team will possess public-company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  We cannot assure you that our management will be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements.  Our failure to do so could lead to the imposition of fines and penalties and further result in the deterioration of our business.

We may be unable to effectively manage our growth.

Our strategy envisions growing our business.  If we fail to effectively manage our growth, our financial results could be adversely affected.  Growth may place a strain on our management systems and resources.  We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources.  As we grow, we must continue to hire, train, supervise and manage new employees.  We cannot assure you that we will be able to:

•	meet our capital needs;

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth, our operations and financial results could be adversely affected.

The loss of our management could harm our current and future operations and prospects.

We are heavily dependent on the continued services of the management and employees of acquired businesses.  We do not expect to have employment agreements that provide a fixed term of employment with all of the members of senior management, and members of management will have the right, in certain circumstances, to terminate their employment.  Each of those individuals without employment agreements may voluntarily terminate their employment at any time.  In certain cases, our senior members of management may be entitled to severance payments for termination by the Company or their own voluntary termination of their employment.

If we are unable to obtain adequate insurance, our financial condition could be adversely affected in the event of uninsured or inadequately insured loss or damage.  Our ability to effectively recruit and retain qualified officers and directors could also be adversely affected if we experience difficulty in obtaining adequate directors’ and officers’ liability insurance.

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, the financial condition of the Company may be materially adversely affected.

We may be unable to maintain sufficient insurance as a public company to cover liability claims made against our officers and directors.  If we are unable to adequately insure our officers and directors, we may not be able to retain or recruit qualified officers and directors to manage the company.

Our founders and directors may have interests that are different than other shareholders and may influence certain actions.

Our founders and  investors currently own and may continue to own a majority of the shares of common stock of Adex following the Merger, and will control a significant amount of shares following further acquisitions.  Therefore, our founders and investors will be able to influence the outcome of various actions that require stockholder approval including the election of our directors; delaying, preventing or approving a transaction in which stockholders might receive a premium over the prevailing market price for their shares; and preventing or causing changes in control or management.  In addition, each of our founders own interests in or participates in the management of other businesses, some of which may tend to compete with us and there are no restrictions on such activities or affairs of such persons.

Risks Relating to Our Business

If we do not maintain and grow a critical mass of advertisers, our operating results could be adversely affected.

Our success depends, in part, on maintenance and growth of a critical mass of advertisers and a continued interest in performance-based and other advertising services.  If, alone or through any business acquired by us, we are unable to achieve a growing base of advertisers, we may not successfully develop or market technologies, products or services that are competitive or accepted by merchant advertisers.  Any decline in the number of merchant advertisers could adversely affect our operating results generally.

We will depend on several of the major search engines to continue to provide us traffic that advertisers deem to be of value, and if they do not, it could have a material adverse effect on the value of our services.

We will depend on several of the major Internet search engines, namely Google, Yahoo!, MSN and AOL, and Social Media Web sites, namely Facebook, to provide traffic that merchant advertisers deem to be of value.  We will monitor the traffic delivered to our merchant advertisers in an attempt to optimize the quality of traffic we will deliver.  We will review factors such as non-human processes, including robots, spiders, scripts (or other software), mechanical automation of clicking and other sources and causes of low-quality traffic, including, but not limited to, other non-human clicking agents.  Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be provided to our merchant advertisers, which, if not contained, may be detrimental to those relationships.  Low-quality traffic (or traffic that is deemed to be less valuable by our merchant advertisers) may prevent us from growing our base of merchant advertisers and cause us to lose  relationships with existing merchant advertisers.

We may be subject to litigation for infringing the intellectual property rights of others.

Our success will depend, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others.  We cannot guarantee that any of our intellectual property will be adequately safeguarded, or that our intellectual property will not be challenged by third parties.  We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

If we were to acquire or develop a product or business model that a third party construes as infringing on a patent, then  the owner of the patent could demand that we license the patented technology, re-engineer our product(s) or revise our business model according to terms that may be extremely expensive and/or unreasonable.

Any patent litigation could negatively impact our business by diverting resources and management attention from other aspects of the business and adding uncertainty as to the ownership of technology and services that we view as proprietary and essential to our business.  In addition, a successful claim of patent infringement against us and our failure or inability to license the infringed or similar technology on reasonable terms, or at all, could have a material adverse effect on our business.

We may be involved in lawsuits to protect or enforce any patents that we may be granted, which could be expensive and time consuming.

If we acquire patent rights in the future, we may initiate patent litigation to protect or enforce our patent rights or others may sue us to invalidate patents on which we rely.  We may also become subject to interference proceedings conducted in the patent and trademark offices of various countries to determine the priority of inventions.  The defense and prosecution, if necessary, of intellectual property suits, interference proceedings and related legal and administrative proceedings is costly and may divert our technical and management personnel from their normal responsibilities.  We may not prevail in any of these suits.  An adverse determination of any litigation or defense proceedings could put our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation.  In addition, during the course of this kind of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments in the litigation.  If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the trading price of our common stock.

Risks Relating to Our Industry

If we are unable to compete in the highly competitive performance-based advertising and marketing industries, we may experience reduced demand for our products and services.

We expect to operate in a highly competitive environment.  We will compete with other companies in the following two main areas:

•	sales to merchant advertisers of performance-based and other advertising; and

•	services that allow merchants to manage their advertising campaigns across multiple networks and monitor the success of these campaigns.

Although we expect to pursue a strategy that allows us to potentially partner with all relevant companies in the industry, there are certain companies in the industry that may not wish to partner with us.

We expect competition to intensify in the future because current and new competitors can enter our market with little difficulty.  The barriers to entering our market are relatively low.  In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the industry.  Further, if the consolidation trend continues among the larger media companies with greater brand recognition, the share of the market remaining for us and other smaller providers could decrease, even though the number of smaller providers could continue to increase.  These factors could adversely affect our competitive position in the search marketing services industry.

Some of our competitors, as well as potential entrants into our market, may be better positioned to succeed in this market.  They may have:

•	longer operating histories;

•	more management experience;

•	an employee base with more extensive experience;

•	a better ability to service customers in multiple cities in the United States and internationally by virtue of the location of sales offices;

•	larger customer bases;

•	greater brand recognition; and

•	significantly greater financial, marketing and other resources.

In addition, many current and potential competitors can devote substantially greater resources than we can to promotion, Web site development and systems development.  Furthermore, there are many established and well-financed competitors that could acquire or create competing companies or joint ventures in market segments or countries of interest to us, which could increase competition and reduce the demand for any of our services.

If we are unable to respond to the rapid technological change characteristic of our industry, our products and services may not be competitive.

The market for our services is characterized by rapid change in business models and technological infrastructure, and we will need to constantly adapt to changing markets and technologies to provide competitive services.  We believe that our success will depend, in part, on our ability to develop our services for both our target market and for applications in new markets.  However, we may not be successful and our competitors may develop innovations that render our products and services obsolete or uncompetitive.

Our technical systems will be vulnerable to interruption and damage that may be costly and time-consuming to resolve and may harm our business and reputation.

A natural or man-made disaster or other cause could interrupt our services indefinitely and severely damage our business, prospects, financial condition and results of operations.  Our systems and operations will be vulnerable to damage or interruption from fire, floods, network failure, hardware failure, software failure, power loss, telecommunications failures, break-ins, terrorism, war or sabotage, computer viruses, denial of service attacks, penetration of our network by unauthorized computer users and “hackers,” and other similar events.

We presently may not possess and may not have developed or implemented adequate protections or safeguards to overcome any of these events.  We also may not have anticipated or addressed many of the potential events that could threaten or undermine our technology network.

Any of these occurrences could cause material interruptions or delays in our business, result in the loss of data, render us unable to provide services to our customers, expose us to material risk of loss or litigation and liability, materially damage our reputation and our visitor traffic may decrease as a result.  In addition, if a person is able to circumvent our security measures, he or she could destroy or misappropriate valuable information or disrupt our operations which could cause irreparable damage to our reputation or business.  Similar industry-wide concerns or events could also damage our reputation or business.  Our insurance, if obtained, may not be adequate to compensate us for all losses that may occur as a result of a catastrophic system failure or other loss, and our insurers may not be able or may decline to do so for a variety of reasons.

If we fail to address these issues in a timely manner, we may lose the confidence of our merchant advertisers, our revenue may decline and our business could suffer.

We will rely on third-party co-location providers, and a failure of service by these providers could adversely affect our business and reputation.

We will rely on third-party co-location providers to host our main servers.  If these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves.  If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves.  We may also be limited in our remedies against these providers in the event of a failure of service.  In the past, short-term outages have occurred in the service maintained by co-location providers which could recur.  We also may rely on third-party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars.  A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

Our quarterly results of operations might fluctuate due to changes in the search engine-based algorithms, which could adversely affect our revenue and in turn the market price of our common stock.

Our revenue will be heavily dependent on how search engines treat our content in their indexes.  If search engines determine that our content is not high quality, they may not rank our content as highly in their indexes resulting in a reduction in our traffic, which may cause lower than expected revenues.  We are greatly dependent on a small number of major search engines, namely Google, Yahoo!, MSN, and AOL.  Search engines tend to adjust their algorithms periodically and each adjustment tends to have an impact on how our content ranks in their indexes.  These constant fluctuations could make it difficult for us to predict future revenues.

We are susceptible to general economic conditions, and a downturn in advertising and marketing spending by merchants could adversely affect our operating results.

Our operating results will be subject to fluctuations based on general economic conditions, in particular those conditions that impact merchant-consumer transactions.  If there were to be a general economic downturn that affected consumer activity in particular, however slight, then we would expect that business entities, including our merchant advertisers and potential merchant advertisers, could substantially and immediately reduce their advertising and marketing budgets.  We believe that during periods of lower consumer activity, merchant spending on advertising and marketing is more likely to be reduced, and more quickly, than many other types of business expenses.  These factors could cause a material adverse effect on our operating results.

We depend on the growth of the Internet and Internet infrastructure for our future growth and any decrease or less-than-anticipated growth in Internet usage could adversely affect our business prospects.

Our future revenue and profits, if any, depend on the continued widespread use of the Internet as an effective commercial and business medium.  Factors which could reduce the widespread use of the Internet include:

•	possible disruptions or other damage to the Internet or telecommunications infrastructure;
•	failure of the individual networking infrastructures of our merchant advertisers and distribution partners to alleviate potential overloading and delayed response times;

•	a decision by merchant advertisers to spend more of their marketing dollars in offline areas;

•	increased governmental regulation and taxation; and

•	actual or perceived lack of security or privacy protection.

In particular, concerns over the security of transactions conducted on the Internet and the privacy of users may inhibit the growth of the Internet and other online services, especially online commerce.  In order for the online commerce market to develop successfully, we, and other market participants, must be able to transmit confidential information, including credit card information, securely over public networks.  Any decrease or less than anticipated growth in Internet usage could have a material adverse effect on our business prospects.

Government regulations and legal uncertainties relating to the Internet and online commerce may adversely affect our business and operating results.

Companies engaging in online search, commerce and related businesses face uncertainty related to future government regulation of the Internet.  Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state levels are enacting and considering various laws and regulations relating to the Internet.  Furthermore, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain.  Lawmakers adopted the majority of those laws prior to the advent of the Internet and related technologies and, as a result, the laws do not expressly contemplate or address the unique issues presented by the Internet and related technologies.  Such existing and new laws may negatively affect our business and operating results, expose us to substantial compliance costs and liabilities, and impede the growth in use of the Internet.

The following existing and proposed federal laws could negatively impact our business:

•
   the Digital Millennium Copyright Act and its related safe harbors, which are intended to reduce the liability of online service providers for listing or linking to third-party Web sites that include materials that infringe copyrights or other rights of others;

•	the Federal Trade Commission Act, which requires, among other things, that all disclosures in connection with online offers and promotions be “clear and conspicuous”;
•
   the CAN-SPAM Act of 2003 and certain similar state laws, which are intended to regulate interstate commerce by imposing limitations and penalties on the transmission of unsolicited commercial electronic mail via the Internet; and

•	pending and adopted consumer protection and privacy legislation.

Courts may apply these laws in unintended and unexpected ways.  As a company that provides services over the Internet, we may be subject to an action brought under any of these or future laws governing online services.  Many of the services of the Internet are automated and companies such as ours may be unknowing conduits for illegal or prohibited materials.  We cannot predict how courts will rule in many circumstances; for example, it is possible that some courts could find strict liability or impose “know your customer” standards of conduct in certain circumstances.

In 1998, the Internet Tax Freedom Act was enacted, which generally placed a three-year moratorium on state and local taxes on Internet access and on multiple or discriminatory state and local taxes on electronic commerce.  This moratorium was recently extended.  We cannot predict whether this moratorium will be extended in the future or whether future legislation will alter the nature of the moratorium.  If this moratorium is not extended in its current form, state and local governments could impose additional taxes on Internet-based transactions, and these taxes could decrease our ability to compete with traditional retailers and could have a material adverse effect on our business, financial condition, results of operations and cash flow.

We may also be subject to costs and liabilities with respect to privacy issues.  Several Internet companies have incurred costs and paid penalties for violating their privacy policies.  Further, federal and state governments may adopt new legislation with respect to user privacy.  Foreign governments may also pass laws which could negatively impact our business or may prosecute us for our products and services based on existing laws.  The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.  In addition, our failure to comply with applicable laws and regulations could result in fines, sanctions and other penalties and additional restrictions on our collection, transfer or use of personal data.  These developments could materially and adversely affect our results of operations and financial condition.

The increasing use of the Internet and the resulting burden on the telecommunications infrastructure has prompted telephone carriers to request that the Federal Communications Commission (“FCC”) regulate Internet service providers and impose access fees on those providers.  If the FCC imposes access fees, the costs of using the Internet could increase dramatically.  This could result in the reduced use of the Internet as a medium for commerce, which could have a material adverse effect on our Internet business operations.

We will also be subject to regulation not specifically related to the Internet, including laws affecting direct marketing, advertising, and sweepstakes and other contests.  If courts and regulators interpret current laws unfavorably, or if additional legislative or regulatory restrictions develop, we may be forced to revise our business strategy.  We cannot predict whether alternative strategies would yield favorable results, and our failure to develop successful alternative strategies could materially and adversely affect our results of operations and financial condition.

Future regulation of search engines may adversely affect the commercial utility of our search marketing services.

The Federal Trade Commission (“FTC”) has recently reviewed the way in which search engines disclose paid placements or paid inclusion practices to Internet users.  In 2002, the FTC issued guidance recommending that all search engine companies ensure that all paid search results are clearly distinguished from non-paid results, that the use of paid inclusion is clearly and conspicuously explained and disclosed and that other disclosures are made to avoid misleading users about the possible effects of paid placement or paid inclusion listings on search results.  Such disclosures if ultimately mandated by the FTC or voluntarily made by us may reduce the desirability of any paid placement and paid inclusion services that we offer.  We believe that some users may conclude that paid search results are not subject to the same relevancy requirements as non-paid search results, and will view paid search results less favorably.  If such FTC disclosure reduces the desirability of paid placement and paid inclusion services, and “click-throughs” of paid search results decrease, the commercial utility of our search marketing services could be adversely affected.

We may incur liabilities for the activities of users of our service, which could adversely affect our service offerings.

The law relating to the liability of providers of online services for activities of their users and for the content of their merchant advertiser listings is currently unsettled and could damage our business, financial condition and operating results.  Our insurance policies may not provide coverage for liability arising out of activities of our users or merchant advertisers for the content of our listings.  Furthermore, we may not be able to obtain or maintain adequate insurance coverage to reduce or limit the liabilities associated with our businesses.  We may not successfully avoid civil or criminal liability for unlawful activities carried out by consumers of our services or for the content of our listings.  Our potential liability for unlawful activities of users of our services or for the content of our listings could require us to implement measures to reduce our exposure to such liability, which may require us, among other things, to spend substantial resources or to discontinue certain service offerings.

Our ability to grow will depend on effectively competing against Google and other competitors that are competing in or about to enter the pay-for-performance business.

Our business plans depend in part on our ability to effectively offer an alternative pay-for-performance solution to advertisers relative to Google and other competitive offerings.  If enough advertisers in this new, evolving business model choose to spend a significant portion of their pay-for-performance advertising budgets with competitors such as Google, our ability to grow our revenues will be limited.

We intend to offer advertising on Web sites other than our own.  The Web sites that will list their unsold advertising space with us to include in our offerings are not bound by contracts that ensure us a consistent supply of advertising space-inventory. In addition, publishers can change the amount of inventory they make available to us at any time. If a Web-site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This could result in lost revenues.

Our growth depends on our ability to maintain a predictable inventory of advertising space on our owned and other Web sites. To attract new advertising customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our owned published content new publishers that offer attractive demographics, innovative and quality content and growing user traffic.

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. We will compete with the following types of companies:

•	Internet advertising networks that focus on a CPA model, such as Value Click Media (Fast Click) and CPX Interactive;

•	Internet affiliate networks using a performance-based model, such as Media Breakaway/CPA Empire, Hydra Media and Media Whiz Holdings;

•	e-mail publishers and Data/List Management firms that use performance based models such as Datran;

•	Internet navigational and Web search engine companies moving into the pay-for-performance space such as Google; and

•	traditional advertising and direct marketing media, such as radio, cable, television, print and direct marketing.

We also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers’ total advertising budgets.  Many of our current and potential competitors enjoy competitive advantages over us, such as longer operating histories, greater name recognition, larger customer bases, greater access to advertising space on high-traffic Web sites, and significantly greater financial, technical and marketing resources. We may not be able to compete successfully, and competitive pressures may materially and adversely affect our business, results of operations and financial condition.

 Risks Relating to the Common Stock

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, many of which are beyond our control, including:

•	announcements of new products or services by our competitors;

•	fluctuations in revenue attributable to changes in the search engine-based algorithms that rank the relevance of our content;

•	quarterly variations in our revenues and operating expenses;

•	announcements of technological innovations or new products or services by us;

•	sales of common stock by our founders and investors or other selling stockholders;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	the limited number of people who hold our common stock;

•	sales of large blocks of our common stock when restricted shares become freely tradable;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	period-to-period fluctuations in our financial results;

•	the potential absence of securities-analyst coverage;

•	conditions or trends in the industry; and

•	general market conditions.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

Our operating results may fluctuate significantly, and these fluctuations may cause the price of our common stock to fall.

Our operating results will likely vary in the future primarily as the result of fluctuations in our revenues and operating expenses.  If our results of operations do not meet the expectations of current or potential investors, the price of our common stock may decline.

Our common stock is controlled by insiders.

Following the merger with Abundantad, the founders and investors of Abundantad now beneficially own a majority of the outstanding shares of Adex common stock.  Such concentrated control of the Company may adversely affect the price of our common stock.  Our principal security holders may be able to control matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock if we merge with a third party or enter into different transactions which require stockholder approval.  In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  Accordingly, these former Abundantad shareholders will have the power to control the election of all of our directors and the approval of actions for which the approval of our stockholders is required.  If you acquire common stock, you may have no effective voice in the management of the Company.

Anti-takeover provisions may limit the ability of another party to acquire us, which could cause our stock price to decline.

We are subject to the Delaware General Corporate Law, which provides, subject to enumerated exceptions, that if a person acquires 15% or more of our voting stock, the person is an “interested stockholder” and may not engage in “business combinations” with us for a period of three years from the time the person acquired 15% or more of our voting stock.

As of the Merger, Abundantad became a consolidated subsidiary of Adex, a company that is subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing its ability to grow.

As a result of the Merger, Abundantad became a consolidated subsidiary of Adex, a public reporting and trading company and, accordingly, subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC (including reporting of the Merger) and furnishing audited reports to stockholders will cause the expenses of Abundantad and Adex to be higher than they would have been if Abundantad had remained privately held and had not consummated the Merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act.  We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures.  If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, then we may not be able to obtain the independent accountant certifications required by such act, which may preclude us from keeping our filings with the SEC current.

If we fail to establish and maintain an effective system of internal controls, we may not be able to report our financial results accurately or prevent fraud.  Any inability to report and file our financial results accurately and timely could harm our reputation and adversely impact the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud.  If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed.  As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital.  We have not performed an in-depth analysis to determine if historical undiscovered failures of internal controls exist, and may in the future discover areas of our internal controls that need improvement.

Public-company compliance may make it more difficult for us to attract and retain officers and directors.

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public company, we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

Because we became public by means of a reverse merger with Abundantad and the Pieces Assets into Adex, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with Abundantad becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  We can give no assurance that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-Merger company.

Persons associated with securities offerings, including consultants, may be deemed to be broker-dealers, which may expose us to claims for rescission or damages.

If any person associated with any of our securities offerings is deemed to be a broker-dealer and is not registered with the SEC, we may face claims for rescission and other remedies.  We may become engaged in costly litigation to defend these claims, which would lead to increased expenditures for legal fees and divert managements’ attention from operating the business.  If we could not successfully defend these claims, we may be required to return proceeds of any affected offering to investors, which would harm our financial condition.

We do not expect to pay dividends in the future.  Any return on investment may be limited to the value of our common stock.

Aside from the accounting treatment of the consideration we paid to Kim and Lim, LLC for the acquisition of the Pieces assets treated which was treated as a dividend, we have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  As soon as is practicable, we anticipate applying for listing of our common stock on either the American Stock Exchange, The NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult (1) to obtain accurate quotations, (2) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for our investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Exchange Act.  The penny stock rules generally apply to companies whose stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years).  These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities.  If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of our common stock issued to certain of the former stockholders of Abundantad in the Merger will be subject to a lock-up agreement prohibiting sales of such shares for a period of 15 months following the Merger.  Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders.    We note that recent revisions to Rule 144 may result in certain shares of our common stock becoming eligible for resale into the public market without registration in as little as six months after their issuance.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our directors and executive officers own or control a significant percentage of our common stock. Additionally, such persons may hold exercise rights under options or warrants they may hold now or in the future. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

•	to elect or defeat the election of our directors;

•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;

•	to effect or prevent a merger, sale of assets or other corporate transaction; and

•	to control the outcome of any other matter submitted to our stockholders for vote.

Such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with our merger with Abundantad, Adex issued 16,919,703 shares of its common stock in the aggregate to the holders of Abundantad stock in exchange for shares of Abundantad common stock.  The issuance of such shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit number	Description

2.1	Asset Purchase Agreement dated July 21, 2008 by and between Adex Media, Inc. and Vibrantads, LLC (1)
10.1	Lockup and Share Release Agreement dated July 21, 2008 by and between Adex Media, Inc. and Vibrantads, LLC. (1)
10.2	Promissory Note dated July 21, 2008 by Adex Media, Inc.
31.1	Rule 13a-14 Certification of Chief Executive Officer
31.2	Rule 13a-14 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2008.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEX MEDIA, INC.
(Registrant)
Date: August 14, 2008	By: /s/ Scott Rewick
Scott Rewick
Chief Executive Officer
(Principal Executive Officer)