Form 10-Q
period 2008-09-30
ADEX MEDIA, INC.
filed 2008-11-14
CIK 1402531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_____________________

FORM 10-Q
_____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From    __________     to     __________

Commission File Number: 333-143695

ADEX MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8755674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

883 N. Shoreline Blvd. Mountain View, CA, Suite A-200	94043
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding on November 10, 2008
Common Stock, $0.0001 par value per share	31,202,347 shares

Adex Media, Inc.

FORM 10-Q

For the Quarter Ended September 30, 2008

i

Item 1.  FINANCIAL STATEMENTS

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2008	December 31 , 2007
ASSETS
Current assets:
Cash and cash equivalents	$650,099	$5,379
Short-term investments	2,784,815	224,308
Total cash, cash equivalents, and short-term investments	3,434,914	229,687
Accounts receivable, net of allowance for doubtful accounts of $400 and $410	444,033	188,200
Credit card holdbacks	379,035	-
Inventory	33,077	-
Other receivables	43,783	-
Prepaid expenses and other current assets	60,676	-
Total current assets	4,395,518	417,887

Property and equipment, net	55,910	3,740
Intangible assets, net	1,448,981	-
Goodwill	8,448,789	-

Total assets	$14,349,198	$421,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$830,206	$52,817
Accrued liabilities	737,153	103,911
Deferred revenue	13,412	-
Promissory notes	541,912	-
Total current liabilities	2,122,683	156,728

Deferred tax liability	429,077	-

Total liabilities	2,551,760	156,728

Stockholders’ Equity:
Common Stock, $.0001 par value; 150,000,000 shares authorized, 31,202,347 and 250,000 shares issued and outstanding at September 30, 2008 and December 31, 2007	3,120	25
Additional paid in capital	13,568,799	187,475
Retained earnings (accumulated deficit)	(1,774,481)	77,399
Total stockholders’ equity	11,797,438	264,899

Total liabilities and stockholders’ equity	$14,349,198	$421,627

The accompanying notes are an integral part of these condensed consolidated financial statements

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenues:
Marketing platform services	$1,340,935	$511,780
Products	476,228	-
Total revenues	1,817,163	511,780

Cost of sales:
Marketing platform services	1,219,213	378,948
Products	127,526	-
Amortization of acquired product licenses	18,795	-
Total cost of sales	1,365,534	378,948

Gross profit	451,629	132,832

Operating expenses:
Product development	17,300	-
Sales and marketing	1,021,662	39,075
General and administrative	404,521	10,618
Amortization of intangible assets	22,224	-
Impairment of intangible assets	310,000	-

Total operating expenses	1,775,707	49,693

Income (loss) before interest, other income (expense) and provision for income taxes	(1,324,078)	83,139

Interest and other income, net	13,489	162

Income (loss) before provision for income taxes	(1,310,589)	83,301

Provision for income tax expense (benefit)	(12,923)	-

Net income (loss)	$(1,297,666)	$83,301

Net income (loss) per common share, basic and diluted	$(0.04)	$0.33

Weighted average common shares used in computing basic and diluted loss per share	30,388,079	250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
Revenues:
Marketing platform services	$2,750,264	$1,191,604
Products	476,228	-
Total revenues	3,226,492	1,191,604

Cost of sales:
Marketing platform services	2,299,117	855,672
Products	127,526	-
Amortization of acquired product licenses	18,795	-
Total cost of sales	2,445,438	855,672

Gross profit	781,054	335,932

Operating expenses:
Product development	52,550	-
Sales and marketing	1,350,135	94,332
General and administrative	955,729	42,656
Amortization of intangible assets	22,224	-
Impairment of intangible assets	310,000	-

Total operating expenses	2,690,638	136,988

Income (loss) before interest, other income (expense) and provision for income taxes	(1,909,584)	198,944

Interest and other income, net	45,582	279

Income (loss) before provision for income taxes	(1,864,002)	199,223

Provision for income tax expense (benefit)	(12,123)	800

Net income (loss)	$(1,851,879)	$198,423

Net income (loss) per common share, basic and diluted	$(0.12)	$0.79

Weighted average common shares used in computing basic and diluted loss per share	15,443,218	250,000

The accompanying notes are an integral part of these condensed consolidated financial statements

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$(1,851,879)	$198,423
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	9,872	180
Amortization of intangibles	41,019	-
Impairment of intangibles	310,000	-
Stock-based compensation	323,926	-
Deferred rent charges	5,649	-
Foreign currency transaction loss	5,519	-
Interest from accretion of promissory notes	3,696	-
Income tax benefit	(12,923)	-
Changes in current assets and liabilities
Accounts receivable	(261,352)	(153,790)
Inventory	4,735	-
Other receivables	(43,783)	-
Prepaid expenses and other current assets	(58,140)	809
Credit card holdbacks	(24,163)	-
Accounts payable	483,374	90,236
Accrued liabilities	406,475	-
Deferred revenue	13,412	-
Net cash (used in) provided by operating activities	(644,563)	135,858

Cash flows from investing activities:
Purchase of short term investments	(4,137,205)	(161,809)
Proceeds from sale of short term investments	1,576,698	37,029
Acquisition costs and finders’ fees paid	(203,445)	-
Cash acquired in connection with acquisition of membership interests in Digital Instructor, LLC	56,431	-
Acquisition of membership interests in Digital Instructor, LLC	(1,000,000)	-
Acquisition of assets of Vibrantads, LLC	(70,000)	-
Acquisition of assets of Bay Harbor Marketing, LLC	(50,000)	-
Purchase of intangible assets	(10,000)	-
Purchase of property and equipment	(34,993)	(2,164)

Net cash flows used in investing activities	(3,872,514)	(126,944)

Cash flows from financing activities:
Gross proceeds from private placement of common stock	5,758,148	-
Costs of private placement of common stock	(104,920)	-
Dividends paid	(491,431)	-

Net cash flows provided by financing activities	5,161,797	-

Net increase in cash	644,720	8,914

Cash and cash equivalents, beginning of period	5,379	9,201

Cash and cash equivalents, end of period	$650,099	$18,115

Supplemental cash flow information:
Cash paid for income taxes	$800	$800
Promissory notes issued in connection with acquisitions	$560,000	-
Value of common shares issued in connection with acquisition		-
of membership interests in Digital Instructor, LLC	$5,616,000	-
Value of common shares issued in connection with acquisition
of assets of Vibrantads, LLC	$531,563	-
Value of common shares issued in connection with acquisition
of assets of Bay Harbor Marketing, LLC	$1,676,187	-
Discount on promissory notes issued	$21,784	-

The accompanying notes are an integral part of these condensed consolidated financial statements

ADEX MEDIA, INC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    NATURE OF OPERATIONS

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

Adex is an integrated Internet marketing and lead generation publisher with a focus on offering advertising customers a multi-channel Internet advertising network and broader solutions for direct advertisers and agencies. Adex’s marketing platform provides a range of services including (i) search marketing; (ii) display marketing; (iii) lead generation; and (iv) affiliate marketing. In addition, through its acquisition of the membership interests of Digital Instructor, LLC on August 12, 2008, Adex is a developer, manufacturer, and marketer of consumer learning products. Adex’s Digital Instructor subsidiary currently sells and markets three products: (i) Overnight Genius – a comprehensive computer learning course mastering MS Windows, MS Office, eBay, and others; (ii) Rising Star Learning – a math and language arts educational product for children; and (iii) Debt Snap – an audio seminar designed to help consumers manage their debt and restore credit standing.

We plan to expand our customer base of leading third party direct advertisers, ad networks, affiliate networks, list managers, financial advisors, and end consumers, as well as our own wholly owned properties by continuing to expand our advertising reach and utilizing cutting edge conversion and tracking technologies to improve performance.  We offer advertisers a compelling value proposition by offering true pay-per-performance pricing, commonly known as cost-per-action (CPA) or pay-per-action (PPA).  We intend to service domestic advertisers and expand into international markets. Additionally, we plan to expand our own online properties, both internally, and through further acquisitions. We also plan to expand the number of product offerings through our Digital Instructor subsidiary.

Acquisition of certain assets and liabilities of Kim and Lim LLC -  On May 14, 2008, Abundantad entered into an Asset Purchase Agreement with Kim and Lim, LLC d/b/a Pieces Media (“Pieces”) whereby the principals of Pieces agreed to sell substantially all the assets and liabilities of Pieces, except cash on hand, to Abundantad and the principals of Pieces agreed to become employees of Abundantad. The purchase price was comprised of $250,000 in cash, 250,000 shares of restricted common stock of Abundantad, and an additional $300,000 payable on May 14, 2009 (provided the principals of Pieces are employees of Adex in good standing on such date.)  The agreement also includes a minimum public market value for the shares after one year, and a performance bonus based upon meeting certain revenue targets for calendar 2008.

Accounting Treatment - The merger with Abundantad was accounted for as a reverse acquisition and recapitalization. In connection with Abundantad’s purchase of the assets and liabilities of Pieces, Pieces is deemed the acquirer for accounting purposes and Adex is deemed the acquired company.  Accordingly, Pieces’ historical financial statements for periods prior to the acquisition become those of Adex retroactively restated for, and giving effect to, the number of shares received in the merger with Abundantad.  The historical retained earnings of Pieces are carried forward after the acquisition. The cash paid to Pieces has been recorded as a dividend to shareholders in the consolidated financial statements. Operations reported for periods prior to the merger with Abundantad are those of Pieces. Earnings per share prior to the merger with Abundantad are restated to reflect the equivalent number of shares received by Pieces. Operations reported for the quarter ended September 30, 2008 include the earnings of Pieces for the full nine months and the earnings of Adex and Abundantad from May 14, 2008 to September 30, 2008.

Merger with Abundantad - Abundantad was formed on February 4, 2008 for the purpose of creating, operating and/or acquiring publishers of Internet content whose properties are deemed desirable to generate paid-for dissemination of internal or third-party direct advertising and revenues derived from agency and advertising network directed advertising on the Internet. Abundantad will create, acquire, own and operate content websites which may include promotions, sweepstakes, mobile offers, and other Internet websites in furtherance of its purposes.

To fund this acquisition strategy and future business expansion, Abundantad, prior to the merger, privately raised approximately $5.8 million in gross proceeds (approximately $5.7 million in net proceeds) from the sale of common stock to accredited investors.

Acquisition of assets of Vibrantads, LLC  - On July 21, 2008, Adex entered into an Asset Purchase Agreement (“APA”), pursuant to which Adex acquired substantially all the assets of Vibrantads, LLC (“Vibrantads”), a California limited liability company. Vibrantads was engaged in on-line promotions and affiliate network marketing.  The asset purchase was completed on July 21, 2008. The purchase price for the Vibrantads assets consisted of the following: (i) Seventy Thousand Dollars ($70,000) at closing; (ii) One Hundred Twelve Thousand Five Hundred (112,500) restricted shares of Adex common stock at closing; and (iii) a promissory note in favor of the sole selling member of Vibrantads, in the principal amount of Sixty Thousand Dollars ($60,000) with no interest thereon, and having a maturity date that is twelve (12) months from July 21, 2008, the closing date.

As part of the transaction, the Company entered into a lockup and share release agreement which restricts the sole selling member from selling the shares until certain prescribed intervals. The lockup begins to lapse twelve months after the closing date with all restrictions under the lockup lapsing eighteen months after the closing date.

Acquisition of membership interests  of Digital Instructor, LLC  - On August 12, 2008, Adex entered into a Membership Interest Purchase Agreement (“MIPA”) with the ten members (the “Members”) of Digital Instructor, LLC (“Digital Instructor”), a Colorado limited liability company, to purchase all outstanding membership interests (“Membership Interests”) of Digital Instructor.

Digital Instructor is engaged in the business of developing, manufacturing, selling and marketing consumer learning products through proprietary technologies.  It distributes its products to customers nationwide on both physical media and via digital delivery for use with personal computers and other devices. Digital Instructor is based in Boulder, Colorado.

The purchase price for the Membership Interests consisted of the following:

(i)	One Million Dollars ($1,000,000) in cash at closing;
(ii)	A Senior Secured Promissory Note (the “Note”) in the principal amount of Five Hundred Thousand Dollars ($500,000) payable on February 12, 2009;

(iii)
One Million Two Hundred Thousand (1,200,000) restricted shares of the Company’s common stock (the “Shares”).  The Shares are subject to a lockup and share release agreement which restricts the Members from selling the Shares until certain prescribed intervals; and

(iv)
An additional amount up to Five Hundred Thousand Dollars ($500,000) payable within a certain period of time following August 12, 2009, subject to Digital Instructor achieving certain gross revenue performance milestones (the “Earn Out”).

The Company issued the Note to Digital Equity Partners, LLC (“Digital Equity Partners”), a Colorado limited liability company wholly-owned by the Members of Digital Instructor and formed for the purpose of holding the Note. The Note’s principal amount of Five Hundred Thousand Dollars ($500,000) bears no interest. The Note has a maturity date that is six months from the August 12, 2008 closing date, and contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

As part of the transaction, the Company entered into a security agreement with Digital Equity Partners for purposes of collateralizing the Note (the “Security Agreement”). Under the Security Agreement, the Members were given a first priority security interest in the Membership Interests purchased by the Company.

The Shares are subject to two reset provisions over twelve months. The first reset provision shall occur six months after the closing date (the “Six Month Reset”) and shall adjust the first six hundred thousand (600,000) Shares pursuant to a formula that compares the volume-weighted average price (the “VWAP”) of the Company’s common stock for the twenty days preceding the Six Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP is less than $2.50 per share, the Company shall issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price.

The Six Month Reset is subject to a maximum floor value for the VWAP of $0.75 per share. The second reset provision shall occur twelve months after the Closing date (the “Twelve Month Reset”) and shall adjust the second six hundred thousand (600,000) Shares pursuant to a formula that compares the VWAP of the Company’s stock for the twenty days preceding the Twelve Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP is less than $2.50 per share, the Company shall issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price. The Twelve Month Reset is subject to a maximum floor value for the VWAP of $0.75 per share.

As part of the transaction, the Company entered into a lockup and share release agreement (the “Lockup”) which restricts the Members from selling the Shares until certain prescribed intervals. The Lockup begins to lapse twelve months after the closing date with all restrictions under the Lockup lapsing eighteen months after the closing date.

Concurrent with the closing, the Managing Member of Digital Instructor (the “Employee”), entered into an employment agreement with the Company. Employee will remain the sole manager of Digital Instructor during the term of his employment with the Company, subject to the Company’s discretion.

Acquisition of assets of Bay Harbor Marketing, LLC  - On August 29, 2008, Adex entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which Adex acquired substantially all the assets of Bay Harbor Marketing, LLC (“Bay Harbor”), a California limited liability company.

Bay Harbor is engaged in providing marketing solutions, focusing exclusively on the financial services market.

The purchase price for the Bay Harbor assets consisted of the following: (i) Fifty Thousand Dollars ($50,000) paid to Bay Harbor at the closing; (ii) Fifty Thousand (50,000) restricted shares of Adex common stock (the “Closing Shares”) issued to Bay Harbor on August 29, 2008, the closing date, subject to a contractual lock-up and share release agreement (the “Lock-Up Agreement”); (iii) one hundred fifty two thousand one hundred fifty one (152,151) restricted shares of Adex common stock issued to the managing member of Bay Harbor, on the closing date; (iv) one hundred forty-seven thousand two hundred seventy-three (147,273) restricted shares of Adex common stock issued to a creditor of Bay Harbor, on the closing date; and (v) an additional amount of up to one hundred fifty thousand (150,000) restricted shares of Adex common stock (the “Earn Out Shares”) issued to an escrow agent on the closing date in the name of Bay Harbor pursuant to an escrow agreement (the “Escrow Agreement”).  The  Earn Out Shares are subject to the Lock-Up Agreement and all or part of the Earn Out Shares are subject to release from escrow within a certain period of time following August 29, 2009, in accordance with an earn-out formula setting forth certain net revenue and net profit margin performance targets for the Bay Harbor assets.

NOTE 2.    BASIS OF PRESENTATION

The interim condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.  In the opinion of the Company’s management, all adjustments (consisting only of normal recurring adjustments and reclassifications) necessary to present fairly the results of operations and cash flows for the three and nine months ended September 30, 2008 and 2007, and our financial position as of September 30, 2008 and December 31, 2007 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual financial statements have been condensed or omitted from these interim condensed consolidated financial statements.  Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes for the fiscal year ended December 31, 2007, as included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2008 and the Amendment to that Form 8-K filed on July 22, 2008.

Abundantad was formed on February 4, 2008. On May 14, 2008, Abundantad acquired substantially all the assets and liabilities of Pieces. Also on May 14, 2008, Abundantad, via a reverse merger, became a wholly-owned subsidiary of Adex. The financial information presented as of December 31, 2007 and as of September 30, 2007, reflect the balance sheet and results of operations of Pieces as a standalone entity as of and for these periods. The results of operations presented for the nine months ended September 30, 2008 include the results of operations for Pieces for the full nine months and the results of Adex and Abundantad for the period from May 14, 2008 through September 30, 2008.

NOTE 3.    SIGNIFICANT ACCOUNTING POLICES

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period.  Such estimates, include but are not limited to, (i) provision for doubtful accounts; (ii) accrued liabilities; (iii) estimates of when internally developed software is deemed probable to be completed and ready for intended use; (iv) assumptions on stock option forfeiture rates, expected terms, and volatility rates of our underlying shares; (v) estimates of useful lives underlying our depreciable and intangible assets; (vi) reserves for excess and obsolete inventory; (vii) investment impairments; and (viii) income taxes.  Actual results could differ from those estimates.

Reclassifications  - Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents - Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.

Short-Term Investments – Short term investments consist of certificates of deposit with an original maturity date of greater than three months.  All short-term investments are classified as available for sale and are carried at their fair market value.

Accounts Receivable - The majority of the Company’s accounts receivable are due from direct advertisers, affiliate networks, ad networks, and list managers. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 to 60 days and are stated at amounts due from customers net of an allowance for doubtful accounts if deemed necessary. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

Fair Value of Financial Instruments - Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for our financial assets and liabilities.  The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

Level-1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level-2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data;

Level-3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

Principles of Consolidation - The condensed consolidated financial statements include the accounts of Adex and its wholly-owned subsidiaries.  All significant inter-company balances and transactions have been eliminated in consolidation.

Property and Equipment - Property and equipment are stated at cost.  The Company depreciates property and equipment using the straight-line method over the estimated useful lives of the assets ranging from one to five years.  Salvage values of these assets are not considered material.  Repairs and maintenance costs that do not increase useful lives and/or enhance the value of the assets are charged to operations as incurred.

Revenue Recognition  - The Company's revenues consist of (i) service revenue generated from on-line marketing, advertising, and lead generation; and (ii) revenue generated from selling and marketing consumer learning products. The Company evaluates revenue recognition using the following basic criteria and recognizes revenue when all four criteria are met:

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

The Company’s service revenue consists mostly of revenue derived from direct advertisers, affiliate networks, ad networks, list managers, and financial advisors. The Company’s product revenue consists mostly of revenue derived from on-line consumers nationwide.

The Company’s service revenue is mostly derived on a cost-per-action (“CPA”) basis, also known as pay-per-action (“PPA”) basis. Under this pricing model, advertisers, affiliate networks, add networks, list managers, and financial advisors pay the Company when a specified action (a purchase, a form submission, or other action linked to the advertisement) has been completed.

The Company reduces revenue for payment holdbacks withheld by its customers that are determined to not be recoverable. At September 30, 2008, these holdbacks were immaterial.

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

Stock-based compensation  -  Compensation expense associated with the granting of stock-based awards to employees and directors is recognized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 Revised 2004, “Share Based Payment” (SFAS 123(R)) and related interpretations. SFAS 123(R) requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. Compensation expense associated with the granting of stock awards to non-employees is recognized in accordance with Emerging Issues Task Force (“EITF”) 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which offers guidance on SFAS 123(R). SAB 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include valuation models, expected volatility and expected term.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 in developing an estimate of expected term of stock options in accordance with Statement of Financial Accounting Standards No. 123(R). Under SAB No. 110, the staff will continue to accept, under certain circumstances, the use of the simplified method permitted under SAB No. 107 beyond December 31, 2007.

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

The following tables summarize the weighted average shares outstanding for the three and nine months ending September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008	2007
Basic weighted average shares outstanding	30,388,079	250,000
Less: effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	30,388,079	250,000
Anti-dilutive stock options not included in above calculation	4,580,000	-

	Nine Months Ended September 30,
	2008	2007
Basic weighted average shares outstanding	15,443,218	250,000
Less: effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	15,443,218	250,000
Anti-dilutive stock options not included in above calculation	4,580,000	-

Internally Developed Software Costs — The Company accounts for internally developed software in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”. After technical feasibility has been established, the Company will capitalize the cost of its software development process. For the three and nine months ended September  30, 2008, the Company expensed $17,300 and $52,550, respectively, in product development expenses that the Company deemed had not yet reached technical feasibility.  At September 30, 2008, there were no capitalized internally developed software costs.

Goodwill, Other Intangible Assets, and Long-Lived Assets - Goodwill represents costs in excess of fair values assigned to the underlying net assets that have been acquired. The Company has adopted the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The company tests its goodwill for impairment annually in its fourth quarter.

The Company recognizes an acquired intangible apart from goodwill whenever the intangible arises from contractual or other legal rights, or when it can be separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged, either individually or in combination with a related contract, asset or liability. Such intangibles are amortized over their useful lives. Impairment losses are recognized if the carrying amount of an intangible subject to amortization is not recoverable from expected future cash flows and its carrying amount exceeds its fair value.

The Company reviews its long-lived assets, including property and equipment, identifiable intangibles, and goodwill annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets.

Off-Balance Sheet Arrangements - At September 30, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

NOTE 4.    Short Term Investments

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for our financial assets and liabilities.  The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

Level-1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level-2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data;

Level-3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

As of September 30, 2008, the value of the Company’s short term investments by major security type is as follows:

		Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
September 30, 2008
Certificates of deposit	$2,784,815	-	-	$2,784,815

December 31, 2007
Certificates of deposit	$224,308	-	-	$224,308

The company used Level 1 inputs in measuring the fair market value of its short term investments at September 30, 2008.

Short term investments include certificates of deposit with original maturities of greater than 90 days.

At September 30, 2008, all of our short term investments had maturity dates of 9 months from the date of purchase.

NOTE 5.   Credit Card Holdbacks - Credit card holdbacks are reserves maintained by the credit card processors for any potential charge-backs related to the Company’s on-line sales of consumer learning products from the Company’s acquisition of Digital Instructor, LLC.  As of September 30, 2008, and December 31, 2007, the balance of credit card holdbacks was $379,035 and $0, respectively.  The Company maintains a separate accrual for returns and chargebacks as a component of accounts payable.  The balance of this accrual at September 30, 2008 and December 31, 2007 was $59,934 and $0, respectively.

NOTE 6.   Inventory - Inventories consist of finished goods purchased from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  All inventories are produced by third party manufacturers, and substantially all inventories are located at the Company’s facility in Boulder, Colorado.

NOTE 7.   Other Receivables - On May 14, 2008, Abundantad acquired the net business assets of Kim and Lim, LLC (“Kim and Lim”). Other receivables represent amounts owed to the Company from Kim and Lim.

NOTE 8.   Goodwill and Intangible Assets – The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually on October 1 of each calendar year.

On July 21, 2008, Adex acquired substantially all the assets of Vibrantads, LLC. The acquired assets became part of the marketing platform services segment.

On August 12, 2008, Adex acquired all the membership interests of Digital Instructor, LLC. The acquired assets became part of the products segment.

On August 29, 2008, Adex acquired substantially all the assets of Bay Harbor Marketing, LLC. The acquired assets became part of the marketing platform services segment.

The purchase price allocations for the foregoing acquisitions at this time are still preliminary and subject to final adjustments. The Company has engaged an independent valuation consultant to assist it in its final purchase price allocation.

The preliminary purchase price allocation of the components of acquired intangible assets as of September 30, 2008, is as follows:

Intangible Asset	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount
Domain names	$10,000	$1,390	$—	$8,610
Produce license agreements	700,000	18,795	—	681,205
Product trade names	300,000	8,055	—	291,945
Customer databases	280,000	5,772	150,000	124,228
Internal use software	70,000	1,879	—	68,121
Internal use technology	130,000	2,279	—	127,721
Marketing collateral	50,000	1,096	—	48,904
Affiliate platform	30,000	—	30,000	—
Incentive platform	30,000	—	30,000	—
Company trade name	200,000	1,753	100,000	98,247
Total	$1,800,000	$41,019	$310,000	$1,448,981

For the three and nine months ended September 30, 2008, $22,224 of intangible asset amortization was recorded and included in amortization of intangible assets in the condensed consolidated statement of operations. For the three and nine months ended September 30, 2008, $18,795 of intangible asset amortization was recorded and included in cost of sales in the condensed consolidated statement of operations.

Amortization of intangible asset expense in our fourth quarter is estimated to be $81,652. Amortization of intangible asset expense beyond our fourth quarter is estimated below:

Year ended December 31
2009	$327,498
2010	319,073
2011	290,055
2012	268,288
2013	162,415
Total	$1,367,329

The Company’s intangible assets will be fully amortized by 2013.

The total weighted average life of all of the intangibles is approximately 4.47 years.

There were no amounts of in process research and development assets acquired during the quarter ended September 30, 2008, nor any written-off in the period.

For the three and nine months ended September 30, 2008, the Company determined that certain of the assets acquired in connection with the acquisition of Vibrantads were impaired. Accordingly, the Company recorded a $310,000 impairment charge during the quarter.

The changes in the carrying amount of goodwill for the quarter ended September 30, 2008 are as follows:

Total
Balance as of January 1, 2008	$—
Goodwill acquired	8,448,789
Goodwill impaired	—

Balance as of September 30, 2008	$8,448,789

The goodwill acquired is associated with the foregoing acquisitions, all which took place during the three months ended September 30, 2008. No impairment of goodwill was required as of September 30, 2008. Of the $8,448,789 balance in goodwill, $1,945,366 is deductible for tax purposes over a period of 15 years.

Of the foregoing balance, $1,945,366 is attributable to the marketing platform services segment and $6,503,423 is attributable to the products segment.

The factors resulting in goodwill were the name, reputation, and established key personnel acquired.

NOTE 9.     Accrued Liabilities

	September 30, 2008	December 31, 2007
Accrued franchise taxes	$15,500	$—
Accrued payroll, paid time off, and employee expenses	109,990	—
Accrued bonuses	172,500	—
Accrued commissions	25,000	—
Accrued professional fees	145,000	—
Accrued payments to affiliates	112,513	103,911
Accrued acquisition expenses	130,000	—
Other	26,650	—
Total	$737,153	$103,911

NOTE 10.  Promissory Notes - In connection with the Company’s acquisition of the assets of Vibrantads, LLC, on July 21, 2008, the Company entered into a promissory note with the sole selling member of Vibrantads in the principal amount of sixty thousand dollars ($60,000). The principal amount of the promissory bears no interest. The unpaid principal amount of the promissory note shall be due and payable in its entirety on July 21, 2009. The promissory note contains customary events of default that entitle the holder thereof to accelerate the due date of the unpaid principal amount of the promissory note. The present value of the promissory note at September 30, 2008 was $56,557. The promissory note is being accreted to the value of its principal amount over a period of twelve months.

In connection with the Company’s acquisition of the membership interests of Digital Instructor, LLC, on August 12, 2008, the Company issued a senior secured promissory note in the principal amount of five hundred thousand dollars ($500,000) payable on February 12, 2009. The note was issued to Digital Equity Partners, LLC, a Colorado limited liability company and wholly-owned by the selling members of Digital Instructor, which was formed for the purpose of holding the promissory note. The principal amount of the promissory note bears no interest and contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

As part of the transaction, the Company entered into a security agreement with Digital Equity Partners, LLC for purposes of collateralizing the note. Under the security agreement, the selling members were given a first priority security interest in the membership interests purchased by the Company. The present value of the promissory note at September 30, 2008 was $485,355. The promissory note is being accreted to the value of its principal amount over a period of six months.

NOTE 11.  Lease Commitments - The Company leases 2,825 square feet for its corporate office headquarters in Mountain View, California under an 18-month lease agreement. This lease expires on October 31, 2009 with a monthly base rental of $6,780 per month through April 2009 and then increasing to $7,119 until the end of the lease term.

In connection with the acquisition of Digital Instructor, LLC on August 12, 2008, the Company assumed an additional two leases representing an aggregate of 7,746 square feet expiring on June 30, 2012 in Boulder Colorado. Monthly aggregate base rentals of these two leases are $6,397 to June 2009, increasing to $6,623 to June 2010, increasing to $6,855 to June 2011, and increasing to $7,101 to June 2012.

 In connection with the Company’s acquisition of the assets of Bay Harbor Marketing, LLC on August 29, 2008, the Company assumed a 1,450 square foot lease in Corte Madera, California, with a monthly base rental of $4,425 expiring in September 2010. This lease was terminated in October 2008.

Total rent expense for the nine months ended September 30, 2008 and 2007 was $60,650 and $19,829, respectively.

We believe that if we lost any of the foregoing leases, we could promptly relocate within ten miles of each lease on similar terms.

Approximate future minimum lease payments under non-cancelable office lease agreements are as follows:

Year ended December 31
2008	$43,956
2009	148,048
2010	80,967
2011	83,838
2012	42,603
Total	$399,412

NOTE 12.  Deferred Tax Liability - In connection with the Company’s acquisition of Digital Instructor, LLC, the Company recorded a deferred tax liability in the amount of $442,000 representing the difference in book basis of the net assets acquired and the tax bases of the underlying membership interests acquired. At September 30, 2008, the balance in deferred tax liability was $429,077.

NOTE 13.  Stockholders’ Equity - Stockholders’ equity at September 30, 2008, has been adjusted to reflect the 250,000 shares of common stock received by Kim and Lim LLC shareholders.  The value of these shares was $187,500 and is reflected at December 31, 2007 as an increase in common stock of $25, an increase in additional paid in capital of $187,475, and a corresponding reduction in retained earnings of $187,500.

Abundantad was formed in February 2008.  As part of its formation, 21,549,950 shares were sold at par value ($0.0001). Thereafter, in March and April 2008, Abundantad sold 7,674,703 additional shares to private investors for aggregate total gross proceeds of approximately $5.8 million (net proceeds of approximately $5.7 million.) Upon the reverse merger of Abundantad and Adex, all Abundantad shares were converted to Adex common shares on a one-for-one basis.

In connection with the reverse merger between Abundantad and Adex, the principal shareholder of Adex was granted 50,000 common shares.

In connection with the purchase of substantially all the assets of Vibrantads LLC, on July 21, 2008, Adex issued 112,500 shares of its common stock to Vibrantads as part of the purchase price.

In connection with the purchase of all the membership interests of Digital Instructor LLC, on August 12, 2008, Adex issued 1.200,000 shares of its common stock to the members of Digital Instructor as part of the purchase price.

In connection with the purchase of substantially all the assets of  Bay Harbor Marketing, LLC, on August 29, 2008, Adex issued the following: (i) Fifty Thousand (50,000) restricted shares of its common stock to Bay Harbor Marketing LLC; (ii) One Hundred Fifty Two Thousand One Hundred Fifty One (152,151) restricted shares of its common stock to the managing member of Bay Harbor Marketing LLC; (iii) One Hundred Forty Seven Thousand Two Hundred Seventy Three (147,273) restricted shares of its common stock to a creditor of Bay Harbor Marketing LLC; and (iv) One Hundred Fifty Thousand (150,000) restricted shares of its common stock to an escrow agent.

NOTE 14. Stock Options, Restricted Stock, and Stock Compensation - In the three and nine months ended September 30, 2008, the Company recognized total stock-based compensation of $267,873 and $323,926, respectively, in connection with options and restricted stock granted under the Company’s stock option and restricted stock plan.

During the three and nine months ended September 30, 2008, the Company’s board of directors authorized the Company to grant 144,000 shares of restricted stock to employees and contractors of the Company. Of the foregoing number of shares, 69,000 shares of restricted stock were granted to employees of the Company and 75,000 shares were granted to contractors of the Company.

During the three and nine months ended September 30, 2008, the Company’s board of directors authorized the Company to grant options to purchase a total of 1,170,000 and 4,580,000, respectively, shares of its common stock. Of the foregoing number of options, options to purchase 200,000 shares of the Company’s common stock were issued in the second quarter of 2008 that were exercisable at less than the fair market value of the common stock on the respective grant dates. The remaining options issued were exercisable at the fair market value of the common stock on the respective grant dates.

During the nine months ended September 30, 2008, options were issued with exercise prices ranging from $0.75 to $5.50.  The options vest pro-rata over one to four years and expire over five to ten years after grant date.  The total value of options granted by the Company of $4,889,866 was computed using a Black-Scholes option pricing method with a volatility ranging between 80%-100% (based on comparative companies), an expected term of one to four years (based the expected period that the stock options will be outstanding), dividend yield of 0% and a risk free interest rate of 2.08% to 3.53%.  The value will be recognized pro- rata over the respective one to four years requisite service periods. There were no options exercised, terminated or forfeited during the periods. The forfeiture used is 12%.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

Expected term (in years)	1 - 4
Risk free rate of return	2.08% - 3.53%
Volatility	80% - 100%
Dividend yield	-
Forfeiture rate	12%

The following table sets forth the total stock-based compensation expense for the three months ended September 30, 2008, and 2007 from stock option and restricted stock grants to employees and contractors.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
Sales and marketing costs - stock options to employees	$174,806	$—
Sales and marketing costs - restricted stock to employees	16,997	—
General and administrative costs - stock options to employees	56,167	—
General and administrative costs - restricted stock to employees	2,758	—
General and administrative costs - restricted stock to contractors	17,145	—
Total stock-based employee and contractor compensation expense after income taxes	$267,873	$—

The following table sets forth the total stock-based compensation expense for the nine months ended September 30, 2008, and 2007 from stock option and restricted stock grants to employees and contractors.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Sales and marketing costs - stock options to employees	$196,151	$—
Sales and marketing costs - restricted stock to employees	16,997	—
General and administrative costs - stock options to employees	90,875	—
General and administrative costs - restricted stock to employees	2,758	—
General and administrative costs - restricted stock to contractors	17,145	—
Total stock-based employee and contractor compensation expense after income taxes	$323,926	$—

On May 15, 2008, the Board of Directors approved the Adex Media, Inc. 2008 Stock Option Plan (the”Plan”) which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, and restricted stock.

Under the Plan, options for 5,000,000 shares of common stock are reserved for issuance.  At September 30, 2008, 420,000 options were available for grant.  Options have been issued with exercise prices of between $0.75 and $5.50 per share as follows:

Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price	Exercisable	Exercise Price
$0.75 - $1.13	3,400,000	9.56	$0.75	-	-
$1.14 - $1.70	10,000	9.68	$1.26	-	-
$1.71 - $3.87	570,000	9.99	$3.01	-	-
$3.88 - $5.50	600,000	9.84	$5.25	-	-
	4,580,000			-

Option activity under the Plan was as follows:
Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	-	$-		$-
Granted	4,580,000	$1.62
Exercised	-	-
Forfeited or expired	-	-
Outstanding at September 30, 2008	4,580,000	$1.62	9.65	$16,861,950
Exercisable at September 30, 2008	-	$-	-	-

The fair value of options granted is recognized as an expense over the requisite service period.  As of September 30, 2008, the fair value of options issued by the Company was $4,889,866 of which $0 has been forfeited. The unamortized cost of stock options issued remaining at September 30, 2008 was $4,602,839 with a weighted average expected term for recognition of 3.97 years. At the time of grant, the estimated fair values per option were from $0.24 to $4.46.

The fair value of restricted stock granted is recognized as an expense over the requisite service period.  As of September 30, 2008, the fair value of restricted stock issued by the Company was $403,524 of which $0 has been forfeited. The unamortized cost of restricted stock issued remaining at September 30, 2008 was $366,324 with a weighted average expected term for recognition of 4.0 years. At the time of grant, the fair values per share were from $3.01 to $5.80.

NOTE 15.  Concentrations

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consists of short term investments and accounts receivable.  At September 30, 2008, the Company had deposits in excess of the Federal Deposit Insurance Corporation (FDIC) limit at one U.S. based financial institution.  At September 30, 2008 and December 31, 2007, Adex had uninsured bank balances and certificates of deposit totaling approximately $3,235,349 and $129,686.  The Company maintains its cash accounts at two financial institutions.

Customer Base - In the nine months ended September 30, 2008, one customer accounted for 33% of consolidated revenue, and two other customers each accounted for 14% of consolidated revenue.  As of September 30, 2008, accounts receivable of $73,367 was due from these customers. As of September 30, 2008, three customers accounted for an aggregate of 55% of consolidated accounts receivable.

In the nine months ended September 30, 2007, one customer accounted for 95% of revenue.  Major customers are defined as those having revenues which exceed 10% of the Company’s annual revenues.  As of December 31, 2007, accounts receivable of $177,896 was due from this customer.

The Company does not require collateral or other security for accounts receivable.  However, credit risk is mitigated by the Company’s ongoing evaluations and the reasonably short collection terms.  Accounts receivable are stated net of allowances for doubtful accounts.  An allowance for doubtful accounts has been provided at September 30, 2008 and December 31, 2007, based on historic trends and the Company’s expectation of collectability.  Allowance for doubtful accounts at September 30, 2008 and December 31, 2007 was an immaterial balance.

Operations By Geographic Area - The Company's operations are domiciled in the United States. The Company does not have any active international subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained.

As of September 30, 2008, all of our customer relationships were maintained from the United States although our customers include advertising and affiliate networks which are based both in the United States and internationally. In addition, the direct advertiser who places offers through an advertising or affiliate network may be located internationally as could be the end consumer who is ultimately completing the final action which triggers the action for how the Company generates revenue. However, because the customer relationships are maintained in the United States, all revenue and income from operations is allocated to the United States. The Company expects to create international subsidiaries in the next 12 to 18 months to manage customer relationships and accordingly the Company expects the proportion of revenue and income from international operations to total revenue and income from operations to be significant.

Location of Assets – Our tangible assets are located at our corporate offices in Mountain View, California and our offices in Boulder, Colorado. Our servers for hosting our platforms are located at third-party locations.

NOTE 16.  Segment Reporting - Segments are defined by SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

Until the Company’s acquisition of Digital Instructor, LLC on August 12, 2008, the Company was comprised of a single segment which was the Marketing Platform Services segment. As of August 12, 2008, in connection with the acquisition of Digital Instructor, LLC, the Company added a second segment, which is the Products segment.

Segment operating income consists of the revenues generated by a segment, less the direct costs of revenue and selling and general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, all office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and Company-wide business development functions, as well as costs related to overall corporate management.

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements for the three months ended September 30, 2008 and 2007:

	Three Months Ended September 30,
	2008			2007
	Marketing Platform services	Products	Total	Marketing Platform services	Products	Total

Revenues	$1,340,935	$476,228	$1,817,163	$511,780	$—	$511,780
Cost of revenues	1,219,213	146,321	1,365,534	378,948	—	378,948

Gross profit	$121,722	$329,907	$451,629	$132,832	$—	$132,832
Gross margin	9%	69%	25%	26%	—	26%
Unallocated operating expenses			1,775,707			49,693

Income (loss) before interest, other income (expense) and provision for taxes			$(1,324,078)			$83,139

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30,
	2008			2007
	Marketing Platform Services	Products	Total	Marketing Platform Services	Products	Total

Revenues	$2,750,264	$476,228	$3,226,492	$1,191,604	$—	$1,191,604
Cost of revenues	2,299,117	146,321	2,445,438	855,672	—	855,672

Gross profit	$451,147	$329,907	$781,054	$335,932	$—	$335,932
Gross margin	16%	69%	24%	28%	—	28%
Unallocated operating expenses			2,690,638			136,988

Income (loss) before interest, other income (expense) and provision for taxes			$(1,909,584)			$198,944

For the three and nine months ended September 30, 2008, there was approximately $13,000 in intersegment revenue recognized by the marketing platform services segment from the products segment. This amount has been eliminated in the condensed consolidated financial statements.

NOTE 17.  Acquisitions

Acquisition Of Vibrantads, LLC

On July 21, 2008, the Company entered into an Asset Purchase Agreement (“APA”), pursuant to which the Company acquired substantially all the assets of Vibrantads, LLC (“Vibrantads”), a California limited liability company. Vibrantads was engaged in on-line promotions and affiliate network marketing. The purchase price for the Vibrantads assets consisted of the following: (i) Seventy Thousand Dollars ($70,000) at closing; (ii) One Hundred Twelve Thousand Five Hundred (112,500) unregistered restricted shares of Adex common stock at closing; and (iii) a promissory note in favor of the sole selling Member of Vibrantads, in the principal amount of Sixty Thousand Dollars ($60,000) with no interest thereon, and having a maturity date that is twelve (12) months from July 21, 2008, the closing date. The purchase price for the Vibrantads assets was determined based on arm’s length negotiations. Prior to the acquisition, there were no material relationships between Adex and Vibrantads nor with any of either company’s affiliates, directors, officers, or any associate of such directors or officers.

The principal amount of the promissory note bears no interest. The unpaid principal amount of the promissory note is due and payable in its entirety on July 21, 2009. The promissory note contains customary events of default that entitle the holder thereof to accelerate the due date of the unpaid principal amount of the promissory note. The present value of the promissory note at September 30, 2008 was $56,557. The promissory note is being accreted to the value of its principal amount over a period of twelve months.

As part of the transaction, the Company entered into a lockup and share release agreement which restricts the sole selling member from selling the shares until certain prescribed intervals. The lockup begins to lapse twelve months after the closing date with all restrictions under the lockup lapsing eighteen months after the closing date.

The aggregate purchase price was $706,805 which included the following:

Cash paid at closing		$70,000
Promissory note issued net of discount on closing date	(1)	55,844
Restricted shares of common stock issued		531,563
Cash paid for closing costs		27,398
Accrued closing costs		22,000
Total		$706,805

(1)	The principal amount of the promissory note is $60,000. The discount is being accreted over a period of twelve months.

The value of the 112,500 unregistered common shares issued was $531,563 and was determined based on the closing market price of the Company’s common shares on July 21, 2008 of $5.25 per common share less a 10% discount.

The Company has not yet finalized the allocation of the purchase price and has engaged an independent valuation consultant to assist it in its final purchase price allocation. The following table summarizes the estimated fair values of the assets acquired. The allocation of the purchase price was based upon management’s estimates and assumptions:

Intangible assets	$310,000
Goodwill	396,805
Total assets acquired	$706,805

The acquisition of the Vibrantad assets was accounted for as a business combination and the operations of Vibrantads were included in the Company’s results of operations beginning on July 21, 2008, the acquisition date. The factors resulting in goodwill were Vibrantads name, reputation, and established key personnel. The full amount of goodwill is deductible for tax purposes over a period of 15 years.

For the three and nine months ended September 30, 2008, the amount of revenue and earnings/(loss) related to the foregoing assets purchased has not been separately reported. The Company believes it is impractical to compute the aforementioned amounts due to the sharing of revenue and expenses amongst the different assets in the marketing platform services segment.

The accompanying consolidated pro forma information gives effect to the Vibrantads acquisition as if it had occurred on January 1, 2007 and its results of operations were included in the three and nine months ended ended September 30, 2008 and 2007 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of the Vibrantads assets been completed on January 1, 2007.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenue	$1,835,807	$650,938

Net income	$(1,346,729)	$49,515

Income (loss) per share, basic and diluted	$(0.04)	$0.14

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenue	$3,414,801	$1,609,079

Net income	$(2,347,419)	$97,380

Income (loss) per share, basic and diluted	$(0.15)	$0.27

Acquisition of Digital Instructor, LLC

On August 12, 2008, the Company entered into a Membership Interest Purchase Agreement (“MIPA”) with the ten members (the “Members”) of Digital Instructor, LLC, a Colorado limited liability company (“Digital Instructor”) to purchase all outstanding membership interests (“Membership Interests”) of Digital Instructor.

Digital Instructor is engaged in the business of developing, manufacturing, selling and marketing consumer learning products through proprietary technologies. It distributes its products to customers nationwide on both physical media and via digital delivery for use with personal computers and other devices. Digital Instructor is based in Boulder, Colorado.

The purchase price for the Membership Interests consisted of the following:

(i)	One Million Dollars ($1,000,000) in cash at closing;
(ii)	A Senior Secured Promissory Note (the “Note”) in the principal amount of Five Hundred Thousand Dollars ($500,000) payable on February 12, 2009;

(iii)
One Million Two Hundred Thousand (1,200,000) unregistered restricted shares of the Company’s common stock (the “Shares”).  The Shares are subject to a lockup and share release agreement which restricts the Members from selling the Shares until certain prescribed intervals; and

(iv)
An additional amount up to Five Hundred Thousand Dollars ($500,000) payable within a certain period of time following August 12, 2009, subject to Digital Instructor achieving certain gross revenue performance milestones (the “Earn Out”).

The Company issued the Note to Digital Equity Partners, LLC (“Digital Equity Partners”), a Colorado limited liability company wholly owned by the selling members of Digital Instructor and formed for the purpose of holding the Note. The Note’s principal amount of Five Hundred Thousand Dollars ($500,000) bears no interest. The Note has a maturity date that is six months from August 12, 2008, the closing date and contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

As part of the transaction, the Company entered into a security agreement with Digital Equity Partners for purposes of collateralizing the Note (the “Security Agreement”). Under the Security Agreement, the Members were given a first priority security interest in the Membership Interests purchased by the Company.

The Shares are subject to two reset provisions over twelve months. The first reset provision shall occur six months after the closing date (the “Six Month Reset”) and shall adjust the first six hundred thousand (600,000) Shares pursuant to a formula that compares the volume-weighted average price (the “VWAP”) of the Company’s common stock for the twenty days preceding the Six Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP is less than $2.50 per share, the Company shall issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price.

The Six Month Reset is subject to a maximum floor value for the VWAP of $0.75 per share. The second reset provision shall occur twelve months after the Closing date (the “Twelve Month Reset”) and shall adjust the second six hundred thousand (600,000) Shares pursuant to a formula that compares the VWAP of the Company’s stock for the twenty days preceding the Twelve Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP is less than $2.50 per share, the Company shall issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price. The Twelve Month Reset is subject to a maximum floor value for the VWAP of $0.75 per share.

As part of the transaction, the Company entered into a lockup and share release agreement (the “Lockup”) which restricts the Members from selling the Shares until certain prescribed intervals. The Lockup begins to lapse twelve months after the closing date with all restrictions under the Lockup lapsing eighteen months after the Closing Date.

Concurrent with the closing, the Managing Member of Digital Instructor (the “Employee”), entered into an employment agreement with the Company.  Employee will remain the sole manager of Digital Instructor during the term of his employment with the Company, subject to the Company’s discretion.

The aggregate purchase price was $7,746,990 which included the following:

Cash paid at closing		$1,000,000
Promissory note issued net of discount issued at closing date	(1)	482,372
Restricted shares of common stock issued to selling members		5,616,000
Cash paid for closing costs and finders’ fees		139,614
Restricted shares issued as finders’ fees		27,004
Accrued closing costs		40,000
Deferred tax liability assumed		442,000
Total		$7,746,990

(1)	The principal amount of the promissory note is $500,000. The discount is being accreted over a period of six months.

The value of the 1,200,000 unregistered common stock issued was $5,616,000 and was determined based on the closing market price of the Company’s common shares on August 12, 2008 of $5.20 per common share less a 10% discount.

The Company has not yet finalized the allocation of the purchase price and has engaged an independent valuation consultant to assist it in its final purchase price allocation. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed. The allocation of the purchase price was based upon management’s estimates and assumptions:

Current assets	$451,652
Property plant and equipment, net	27,049
Intangible assets	1,150,000
Goodwill	6,503,423
Total assets acquired	$8,132,124

Current liabilities	$385,134
Total liabilities assumed	$385,134

Net assets acquired	$7,746,990

Included in the current assets above are credit card holdbacks in the gross contractual amount of $354,872. These amounts represent  receivables to the Company for reserves maintained by the credit card processors for any potential chargebacks related to the Company’s on-line sales. The Company believes the gross contractual amount is equal to the fair market value of the credit card holdbacks.

The promissory note issued is being accreted to the value of its principal amount over a period of twelve months.

The acquisition of the Membership Interests was accounted for as a business combination and the operations of Digital Instructor were included in the Company’s results of operations beginning on August 12, 2008, the acquisition date. The factors resulting in goodwill were Digital Instructor’s name, reputation, and established key personnel. No amount of the aforementioned goodwill is deductible for tax purposes.

For the three and nine months ended September 30, 2008, $476,228 in revenue and $127,681 in net loss was included in the Company’s condensed consolidated statement of operations.

The accompanying consolidated pro forma information gives effect to the Digital Instructor acquisition as if it had occurred on January 1, 2007 and its results of operations were included in the three months ended September 30, 2008 and 2007 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of the Digital Instructor Membership Interests been completed on January 1, 2007.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenue	$2,225,358	$1,708,483

Net income	$(1,454,194)	$125,143

Income (loss) per share, basic and diluted	$(0.05)	$0.09

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenue	$5,403,532	$4,781,712

Net income	$(2,686,697)	$324,610

Income (loss) per share, basic and diluted	$(0.16)	$0.22

Acquisition of Bay Harbor Marketing, LLC

On August 29, 2008, the Company entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which the Company acquired substantially all the assets of Bay Harbor Marketing, LLC (“Bay Harbor”), a California limited liability company.

Bay Harbor is engaged in providing marketing solutions, focusing exclusively on the financial services market.

The purchase price for the Bay Harbor assets consisted of the following: (i) Fifty Thousand Dollars ($50,000) paid to Bay Harbor at the closing; (ii) fifty thousand (50,000) unregistered restricted shares of the Company’s common stock (the “Closing Shares”) issued to Bay Harbor on August 29, 2008, the closing date subject to a contractual lock-up and share release agreement (the “Lock-Up Agreement”); (iii) one hundred fifty two thousand one hundred fifty one (152,151) restricted unregistered shares of the Company’s common stock issued to the managing member of Bay Harbor, on the closing date; (iv) one hundred forty-seven thousand two hundred seventy-three (147,273) restricted unregistered shares of the Company’s common stock issued to a creditor of Bay Harbor, on the closing date; and (v) an additional amount of up to one hundred fifty thousand (150,000) restricted unregistered shares of the Company’s common stock (the “Earn Out Shares”) issued to an escrow agent on the closing date in the name of Bay Harbor pursuant to an escrow agreement (the “Escrow Agreement”).  The  Earn Out Shares are subject to the Lock-Up Agreement and all or part of the Earn Out Shares are subject to release from escrow within a certain period of time following August 29, 2009, in accordance with an earn-out formula setting forth certain net revenue and net profit margin performance targets for the Bay Harbor assets.

The aggregate purchase price was $1,878,562 which included the following:

Cash paid at closing	$50,000
Restricted shares of common stock issued to seller	239,850
Restricted shares of common stock issued to managing member of seller	729,868
Restricted shares of common stock issued to creditor of seller	706,469
Restricted shares issued as finders’ fees	47,943
Cash paid for closing costs	36,432
Accrued closing costs	68,000
Total	$1,878,562

The aggregate value of the aforementioned unregistered common stock issued was $1,676,187 and was determined based on the simple three day average of closing market prices of the Company’s common shares from August 27, 2008 through August 29, 2008, less a 10% discount. This value per share was calculated to be $5.33.

The Company has not yet finalized the allocation of the purchase price and has engaged an independent valuation consultant to assist it in its final purchase price allocation. The following table summarizes the estimated fair values of the assets acquired. The allocation of the purchase price was based upon management’s estimates and assumptions:

Intangible assets	$330,000
Goodwill	1,548,562
Total assets acquired	$1,878,562

The acquisition of the assets was accounted for as a business combination and the operations of Bay Harbor were included in the Company’s results of operations beginning on August 29, 2008, the acquisition date. The factors resulting in goodwill were Bay Harbor’s name, reputation, and established key personnel. The full amount of the aforementioned goodwill is deductible for tax purposes over a period of 15 years.

For the three and nine months ended September 30, 2008, the amount of revenue and earnings/(loss) related to the foregoing assets purchased has not been separately reported. The Company believes it is impractical to compute the aforementioned amounts due to the sharing of revenue and expenses amongst the different assets in the marketing platform services segment.

The accompanying consolidated pro forma information gives effect to the Bay Harbor acquisition as if it had occurred on January 1, 2007 and its results of operations were included in the three months ended September 30, 2008 and 2007 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of the Bay Harbor assets been completed on January 1, 2007.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenue	$1,934,189	$610,854

Net income (loss)	$(1,403,413)	$21,528

Income (loss) per share, basic and diluted	$(0.05)	$0.04

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenue	$3,704,512	$1,488,826

Net income	$(2,283,829)	$13,332

Income (loss) per share, basic and diluted	$(0.14)	$0.02

The accompanying consolidated pro forma information gives effect to the acquisitions of Vibrantads, Digital Instructor, and Bay Harbor as if all three had occurred on January 1, 2007 and its results of operations were included in the quarters ended September 30, 2008 and 2007 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the foregoing three acquisitions been completed on January 1, 2007.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenue	$2,361,028	$1,946,715

Net income (loss)	$(1,621,927)	$29,584

Income (loss) per share, basic and diluted	$(0.05)	$0.02

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenue	$6,069,861	$5,496,408

Net income	$(3,626,310)	$39,275

Income (loss) per share, basic and diluted	$(0.22)	$0.02

NOTE 18.  New Accounting Pronouncements

SFAS 157

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements”, for our financial assets and liabilities.  The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

Level-1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level-2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data;

Level-3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

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

Upon review and analysis, the Company has concluded that no FIN 48 effects are present as of September 30, 2008. For the year ended December 31, 2007, the Company did not identify and record any liabilities related to unrecognized income tax benefits.

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

EITF 07-01

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF 07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF 07-01 is effective for the Company in the first quarter of fiscal 2009. The Company does not believe EITF 07-01 will have a material impact on its condensed consolidated financial statements.

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

SFAS 162

 In May 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 162, "The Hierarchy of Generally Accepted Accounting Principles". This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commissions's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of "Present Fairly in Conformity with GAAP". The Company is in the process of evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.

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

These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Actual results could vary materially from the description contained herein due to many factors included and discussed in “Risk Factors”.

The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s common stock. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

Company Overview

We are an early-stage integrated Internet marketing and lead generation publisher with a focus on offering advertising customers a multi-channel Internet advertising network and broader solutions for direct advertisers and agencies. Our marketing platform provides a range of services including (i) search marketing; (ii) display marketing; (iii) lead generation; and (iv) affiliate marketing. In addition, through our acquisition of the membership interesting of Digital Instructor, LLC, we are also a developer, manufacturer, and marketer of consumer learning products through acquired proprietary technologies. Digital Instructor currently sells and markets three products: (i) Overnight Genius – a comprehensive computer learning course mastering MS Windows, MS Office, eBay, and others; (ii) Rising Star Learning – a math and language arts educational product for children; and (iii) Debt Snap – an audio seminar designed to help consumers manage their debt and restore credit standing.

We intend to develop internally and/or acquire businesses and grow in the areas of online customer acquisition, diversified multi channel advertising, tracking, reporting, and conversion enhancing technologies.

We plan to expand our customer base of leading third-party direct advertisers, ad networks, affiliate networks, list managers, financial advisors, and end consumers, as well as our own wholly-owned properties by continuing to expand our advertising reach and utilizing cutting edge conversion and tracking technologies to improve performance.  We offer advertisers a compelling value proposition by offering true pay-per-performance pricing, commonly known as cost-per-action (CPA) or pay-per-action (PPA).  We intend to service domestic advertisers and expand into international markets. Additionally, we plan to expand our own on-line properties, both internally, and through further acquisitions.

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

Through our Digital Instructor subsidiary we plan to expand our current list of product offerings including products in relationship counseling, teeth whitening, and weight loss.

We plan to continue to invest in our proprietary conversion, tracking, and reporting technology.  Through the use of our reporting infrastructure, we can utilize real-time data to make better marketing decisions.  Similarly, through continual testing, from creative to landing pages and beyond, we can benefit from driving the highest possible conversions.

Through our acquisition of the assets of Bay Harbor Marketing, we plan to continue to grow and develop our on-line lead generation technologies and services. We are currently marketing this service exclusively in the financial advisor vertical but we plan to expand into several other verticals.

Liquidity and Capital Resources

During the first half of fiscal 2008, we raised approximately $5.8 million in gross proceeds ($5.7 million in net proceeds) from the issuance of approximately 7,675,000 restricted shares of our common stock to 31 accredited investors.

At September 30, 2008, we had cash, cash equivalents and short term investments of approximately $3,434,914. Net cash used in operations for the nine months ended September 30, 2008 was approximately $644,563. We anticipate continuing negative cash flow from operations for at least the fourth quarter.

In addition to financing our cash requirements for operations, a significant portion of our cash will be used for mergers and acquisitions.

We believe our current cash on hand plus our short-term investments of approximately $3.0 million will enable us to continue operations into 2010.

Results of operations

The following table sets forth key components of our unaudited condensed consolidated results of operations for the periods indicated.

Three months ended September 30, 2008 compared to three months ended September 30, 2007.

	2008	2007	% Change
Revenues:			$
Marketing platform services	1,340,935	511,780		162%
Products	476,228	-
Total revenues	1,817,163	511,780		255%

Cost of sales:
Marketing platform services	1,219,213	378,948		222%
Products	127,526	-
Amortization of acquired product licenses	18,795	-
Total cost of sales	1,365,534	378,948		260%

Gross profit:
Marketing platform services	121,722	132,832		(8%)
Products	329,907	-
	451,629	132,832		240%

Operating expenses:
Product development	17,300	-
Sales and marketing	1,021,662	39,075		2,515%
General and administrative	404,521	10,618		3710%
Amortization of intangible assets	22,224	-
Impairment of intangible assets	310,000	-
Total operating expenses	1,775,707	49,693		3,473%

Income (loss) before interest , other income (expense) and income taxes	(1,324,078)	83,139		(1,693%)
Interest and other income (expense), net	13,489	162		8,227%
Income (loss) before income tax expense (benefit)	(1,310,589)	83,301		(1,673%)
Income tax benefit	(12,923)	-
Net income (loss)	$(1,297,666)	$83,301		(1,658%)

Revenues

Marketing platform services revenue increased approximately $829,000 or 162% as compared to the three months ended September 30, 2007. This increase was the result of increasing our customer base, expanding into display based marketing and lead generation, and adding affiliates to our distribution network which expanded our publishing reach. We anticipate our revenues to continue increasing quarter over quarter as we expand our customer base and advertising channels.

Our Products revenue consists of sales of consumer learning products from our Digital Instructor subsidiary that we acquired on August 12, 2008. We expect our Products revenue to increase quarter over quarter as we expand our current list of product offerings.

Cost of sales

Marketing platform services cost of sales for the three months ended September 30, 2008, increased 222% compared to the three months ended September 30, 2007. The increase primarily reflected the increased costs of media buys necessary to generate the increased revenue described above.

Marketing platform services cost of sales for the three months ended September 30, 2008 and 2007, consisted of the following:

	2008	2007
Costs of affiliates	$172,277	$246,355
Costs of media buys	963,407	127,803
Costs of affiliate network software	5,529	-
Costs of promotional insurance and compliance	39,600	-
Costs of web site development and hosting	10,932	4,790
Merchant service fees	1,940
Promotional product fulfillment costs	21,000
Supplies	1,953
Shipping and handling	2,575
Total	$1,219,213	$378,948

We anticipate our costs of sales to increase quarter over quarter in order generate the anticipated revenue increases.

Our Products costs of sales consists of the costs of consumer learning products from our Digital Instructor subsidiary that we acquired on August 12, 2008. We expect our Products costs of sales to increase quarter over quarter as we expand our current list of product offerings.

Products cost of sales for the three months ended September 30, 2008 and 2007, consisted of the following:

	2008	2007
Cost of inventory sold, manufacturing and distribution costs	$32,006	$-
Merchant service fees	82,977	-
Salaries and benefits	12,543	-
Total	$127,526	$-

Amortization of acquired product licenses represents the amortization of acquired product license agreements in connection with the Company’s acquisition of Digital Instructor. The value assigned to acquired product license agreements is $700,000 and is being amortized straight line over 5 years.

Gross profit

Marketing platform services gross profit decreased from 26% of revenue in our third quarter of 2007 to 9% of revenue in our third quarter of 2008.  This decrease in gross profit percentage was the result of increased (i) payments to affiliates, (ii) costs of our promotional insurance, and (iii) costs of promotional product fulfillment costs. We expect gross profit percentages to increase in our fourth quarter of 2008.

Operating expenses

Product development expenses - During the three months ended September 30, 2008, our product development expenses were $17,300. There were no product development expenses incurred in the same quarter of the prior year. Product development costs consisted primarily of the costs of software projects and platforms for our promotional advertising and affiliate network initiatives that we determined at September 30, 2008 were not yet probable to be completed and not ready to perform the functions they were intended for. These costs of internally developed software will be capitalized upon our determining the technical feasibility of the software in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We anticipate our product development costs will decrease over the next several quarters reflecting our decision to stop development of promotional and affiliate network software during the quarter.

Sales and marketing expenses increased $982,587 or 2,515% in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase reflects the changes in the Company over the last year as we structured for growth through increased headcount staffing. In addition, the increase also relates to advertising payments made to affiliates by our Digital Instructor subsidiary that we acquired during our three months ended September 30, 2008. We anticipate our sales and marketing costs to increase over the next several quarters in order to generate the anticipated revenue increases.

General and administrative expenses increased by $393,903 to $404,521 (3,710%) in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. This increase reflects moving from a small two person privately-held early stage start-up company with little overhead to a public reporting and trading company.  Primarily, we incurred more headcount costs, stock compensation costs, legal, accounting, and tax planning fees in the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Most of these expenses were incurred as a direct result of being a public reporting and trading company.  We anticipate general and administrative expenses to slightly increase over the next several quarters reflecting increased costs of investor relations activities.

Amortization of intangible assets

Amortization of intangible assets represents the amortization of purchased intangibles related to the Company’s acquisitions of the assets of Vibrantads, LLC, the membership interests of Digital Instructor, LLC, and the assets of Bay Harbor Marketing, LLC during the quarter.  We expect amortization of intangible assets to increase in the next quarter reflecting a full quarter of amortization charges related to each acquisition.

Impairment of intangible assets

During the three months ended September 30, 2008, the Company determined that certain intangible assets acquired from Vibrantads, LLC were impaired and had no remaining terminal value to the Company. Accordingly, the full purchase cost of these intangible assets was impaired.

Interest and other income (expense), net

Interest and other income (expense) in the three months ended September 30, 2008 increased $13,327 to $13,489 compared to the three months ended September 30, 2007.  This increase was primarily the result of the interest we received on our short term investments from the gross proceeds of $5.8 million in private equity we raised in March and April of 2008.

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007.

	2008	2007	% Change
Revenues:
Marketing platform services	$2,750,264	$1,191,604	131%
Products	476,228	-
Total revenues	3,226,492	1,191,604	171%

Cost of sales:
Marketing platform services	2,299,117	855,672	169%
Products	127,526	-
Amortization of acquired product licenses	18,795	-
Total cost of sales	2,445,438	855,672	186%

Gross profit:
Marketing platform services	451,147	335,932	34%
Products	329,907	-
	781,054	335,932	133%

Operating expenses:
Product development	52,550	-
Sales and marketing	1,350,135	94,332	1,331%
General and administrative	955,729	42,656	2,141%
Amortization of intangible assets	22,224	-
Impairment of intangible assets	310,000	-
Total operating expenses	2,690,638	136,988	1,864%

Income (loss) before interest , other income (expense) and income taxes	(1,909,584)	198,944	(1,060%)
Interest and other income (expense), net	45,582	279	16,238%
Income (loss) before income tax expense (benefit)	(1,864,002)	199,223	(1,036%)
Income tax expense (benefit)	(12,123)	800	(1,615%)
Net income (loss)	$(1,851,879)	$198,423	(1,033%)

Revenues

Marketing platform services revenue increased approximately $1,558,660 or 131% as compared to the nine months ended September 30, 2007. This increase was the result of increasing our customer base, expanding into display based marketing and lead generation, and adding affiliates to our distribution network which expanded our publishing reach. We anticipate our revenues to continue increasing quarter over quarter as we expand our customer base and advertising channels.

Our Products revenue consists of sales of consumer learning products from our Digital Instructor subsidiary that we acquired on August 12, 2008. We expect our Products revenue to increase quarter over quarter as we expand our current list of product offerings.

Cost of sales

Marketing platform services cost of sales for the nine months ended September 30, 2008, increased 169% compared to the three months ended September 30, 2007. The increase primarily reflected the increased costs of media buys necessary to generate the increased revenue described above.

Marketing platform services cost of sales for the nine months ended September 30, 2008 and 2007, consisted of the following:

	2008	2007
Costs of affiliates	$924,839	$540,980
Costs of media buys	1,283,541	299,654
Costs of affiliate network software	7,829	-
Costs of promotional insurance and compliance	43,100	-
Costs of web site development and hosting	12,340	15,038
Merchant service fees	1,940	-
Promotional product fulfillment costs	21,000	- -
Supplies	1,953	-
Shipping and handling	2,575	-
Total	$2,299,117	$855,672

We anticipate our costs of sales to increase quarter over quarter in order generate the anticipated revenue increases.

Our Products costs of sales consist of the costs of consumer learning products from our Digital Instructor subsidiary that we acquired on August 12, 2008. We expect our Products costs of sales to increase quarter over quarter as we expand our current list of product offerings.

Products cost of sales for the nine months ended September 30, 2008 and 2007, consisted of the following:

	2008	2007
Cost of inventory sold, manufacturing and distribution costs	$32,006	$-
Merchant service fees	82,977	-
Salaries and benefits	12,543	-
Total	$127,526	$-

Amortization of acquired product licenses represents the amortization of acquired product license agreements in connection with the Company’s acquisition of Digital Instructor. The value assigned to acquired product license agreements is $700,000 and is being amortized straight-line over 5 years.

Gross profit

Marketing platform services gross profit decreased from 28% of revenue in the nine months ended September 30, 2007 to 16% of revenue in the nine months ended September 30, 2008.  This decrease in gross profit percentage was the result of (i) increased payments to affiliates, (ii) increased costs of our promotional insurance, and (iii) increased costs of promotional product fulfillment costs. We expect gross profit percentages to increase in our fourth quarter.

Operating expenses

Product development expenses - During the nine months ended September 30, 2008, our product development expenses were $52,550. There were no product development expenses incurred in the same quarter of the prior year. Product development costs consisted primarily of the costs of software projects and platforms for our promotional advertising and affiliate network initiatives that we determined at September 30, 2008 were not yet probable to be completed and not ready to perform the functions they were intended for. These costs of internally developed software will be capitalized upon our determining the technical feasibility of the software in accordance with Statement of Financial Accounting Standard (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed." We anticipate our product development costs will decrease over the next several quarters reflecting our decision to stop development of promotional and affiliate network software during the quarter.

Sales and marketing expenses increased $1,255,803 or 1,331% in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. This increase reflects the changes in the company over the last year as we structured for growth through increased headcount staffing. In addition, the increase also relates to advertising payments made to affiliates by our Digital Instructor subsidiary that we acquired this quarter. We anticipate our sales and marketing costs to increase over the next several quarters in order to generate the anticipated revenue increases.

General and administrative expenses increased by $913,073 to $955,729 (2,141%) in the nine months ended September 30, 2008 over the comparable period in 2007. This increase reflects moving from a small two person privately-held early stage start-up company with little overhead to a public reporting and trading company.  Primarily, we incurred more headcount costs, stock compensation costs, legal accounting, and tax planning fees in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Most of these expenses were incurred as a direct result of being a public reporting and trading company.  We anticipate general and administrative expenses to slightly increase over the next several quarters reflecting increased costs of investor relations activities.

Amortization of intangible assets

Amortization of intangible assets represents the amortization of purchased intangibles related to the Company’s acquisitions of the assets of Vibrantads, LLC, the membership interests of Digital Instructor, LLC, and the assets of Bay Harbor Marketing, LLC during the quarter.  We expect amortization of intangible assets to increase in the next quarter reflecting a full quarter of amortization charges related to each acquisition.

Impairment of intangible assets

During the quarter ended September 30, 2008, the Company determined that certain intangible assets acquired from Vibrantads, LLC were impaired and had no remaining terminal value to the Company. Accordingly, the full purchase cost of these intangible assets was impaired.

Interest and other income (expense), net

Interest and other income (expense) in the nine months ended September 30, 2008 increased $45,303 to $45,582 compared to the nine months ended September 30, 2007.  This increase was primarily the result of the interest we received on our short term investments from the gross proceeds of $5.8 million in private equity we raised in March and April of 2008.

Off-Balance Sheet Arrangements

At September 30, 2008, we did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not normally hold market risk sensitive instruments for trading purposes nor do we have any foreign currency exchange exposure. We do however recognize market risk from interest rate fluctuations related to the returns we receive on our short term investment balances. At September 30, 2008, our cash resources earned interest at variable rates. Accordingly, our return on these funds is affected by fluctuations in interest rates.

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer (our Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, under the supervision and with the participation of our chief executive officer and chief financial officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of September 30, 2008, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings. We may become from time to time involved in legal proceedings in the ordinary course of business.  We may not be successful in defending these or other claims. Regardless of the outcome, litigation can result in substantial expense and could divert the efforts of our management.

ITEM 1A.  RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals.  If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected.  In such case, the trading price of our common stock could decline and investors could lose all or part of their investment. Our business involves a high degree of risk. Therefore, in evaluating us and our business you should carefully consider the risks set forth below.

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

Three customers accounted for approximately 61% of our consolidated revenue and loss of either of these customers would have a material adverse effect on our business.

For the nine months ended September 30, 2008, one customer accounted for 33% of our consolidated revenue another two other customers each accounted for 14% of our consolidated revenue. For the nine months ended September 30 2007, one customer accounted for 95% of our consolidated revenue. The loss of either of these customers would have a material adverse impact on our business.

We have consummated mergers and acquisitions, that could divert our management’s attention and be difficult to integrate, and has caused ownership dilution to our stockholders.

Our business strategy depends in part on our ability to identify, structure and integrate mergers and acquisitions that are complementary to our business model.  For example, during the three months ended September 30, 2008, we purchased the membership interests in Digital Instructor, LLC, the assets of Vibrantads, LLC, and the assets of Bay Harbor Marketing, LLC. Acquisitions, strategic relationships and investments in the technology and Internet sectors involve a high degree of risk.

We may be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives.  Although many technology and Internet companies have grown in terms of revenue, few companies are profitable or have competitive market share.  Our potential acquisitions, relationships or investment targets and partners may have histories of net losses and may expect net losses for the foreseeable future.

Merger and/or acquisition transactions are accompanied by a number of risks that could harm us and our business, operating results, and financial condition:

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

From our acquisition of Digital Instructor, we rely on payment by credit card from end-users of digital products we market. Loss of our credit card acceptance privileges would seriously hamper our ability to process the sale of merchandise.

The payment by end-users for the purchase of digital goods that we process is typically made by credit card or similar payment method. As a result, we must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover, or other card associations could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult to follow. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our business would be seriously damaged. We also could be subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content. We may be required to expend significant capital and other resources to monitor these activities.

Credit card processors set certain fees for the use of their services.  These fees may be increased in the future, which would result in additional expense and lower profitability on credit card transactions handled by these credit card processors.  Many credit card processors hold an amount in reserve (typically a six month rolling reserve in the amount of 10% - 20% of revenue), which is held to protect the credit card processor from any losses sustained if we cease operations while consumer credits and fees continue.

VISA and MasterCard also set certain criteria, including but not limited to charge back ratios, to which we must adhere.  We use third party services in order to manage and minimize charge back transactions during the normal course of business.  If a merchant maintains its ratios above the limits set by VISA and MasterCard, its credit card processing accounts may be limited or terminated, resulting in a severe reduction in revenue.

Through our Digital Instructor subsidiary, we operate in a continuity or negative option paradigm model.

Our digital product offers typically come with a ten- to fourteen-day trial period in which the consumer has the right to cancel the order and return a portion of the product for full or partial credit.  Changes in consumer spending and general economic conditions may increase the instance of consumer cancellations during the trial period resulting in lower revenue.

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

It may become more difficult or expensive for us to license intellectual property, thereby causing us to market fewer digital products.

Our Digital Instructor subsidiary’s ability to compete and operate successfully depends in part on our acquiring and controlling proprietary intellectual property. Our digital products embody trademarks, trade names, logos, or copyrights that may be licensed from third parties. If we cannot maintain the licenses that we currently have, or obtain additional licenses for products that we plan to market, we will market fewer products and our business will suffer. We cannot assure that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

Our business is subject to economic, political, and other risks associated with international operations.

Because many of the offers we market are offered in foreign countries, our business is subject to risks associated with doing business internationally.

Accordingly, our future results could be harmed by a variety of factors, including less effective protection of intellectual property, changes in foreign currency exchange rates, changes in political or economic conditions, trade-protection measures and import or export licensing requirements. Furthermore, there can be no assurance that our business will not suffer from any of these other risks associated with doing business in a foreign country.

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

Government regulations and legal uncertainties relating to the Internet and on-line commerce may adversely affect our business and operating results.

Companies engaging in on-line search, commerce and related businesses face uncertainty related to future government regulation of the Internet.  Due to the rapid growth and widespread use of the Internet, legislatures at the federal and state levels are enacting and considering various laws and regulations relating to the Internet.  Furthermore, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, libel, obscenity and personal privacy is uncertain.  Lawmakers adopted the majority of those laws prior to the advent of the Internet and related technologies and, as a result, the laws do not expressly contemplate or address the unique issues presented by the Internet and related technologies.  Such existing and new laws may negatively affect our business and operating results, expose us to substantial compliance costs and liabilities, and impede the growth in use of the Internet.

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

Regulation of continuity or negative option paradigm businesses may adversely affect our operations.

Companies operating continuity or negative option models operate under guidelines mandated by the Federal Trade Commission ("FTC").  These guidelines may be changed or amended by the FTC at anytime, requiring us to make changes in our operations which could severely impact revenue and profitability.

In addition, the FTC and state watch groups typically regulate companies like ours to ensure compliance with these guidelines and may challenge our compliance ay any time.  This could lead to increased legal fees and possible changes to or termination of our continuity programs, all of which would have a negative impact on our revenues and profitability.

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

The Sarbanes-Oxley Act and new rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies.  As a public reporting and trading company, we expect these new rules and regulations to increase our compliance costs in 2008 and beyond and to make certain activities more time consuming and costly.  As a public company, we also expect that these new rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

Aside from the accounting treatment of the consideration we paid to Kim and Lim, LLC for the acquisition of the Pieces assets which was treated as a dividend, we have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the purchase of substantially all the assets of Vibrantads LLC, on July 21, 2008, Adex issued 112,500 shares of its common stock to Vibrantads as part of the purchase price.  The issuance of such shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act of 1933 or an exemption therefrom.

In connection with the purchase of all the membership interests of Digital Instructor LLC, on August 12, 2008, Adex issued 1.200,000 shares of its common stock to the members of Digital Instructor as part of the purchase price.  The issuance of such shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act of 1933 or an exemption therefrom.

In connection with the purchase of substantially all the assets of  Bay Harbor Marketing, LLC, on August 29, 2008, Adex issued the following: (i) Fifty Thousand (50,000) restricted shares of its common stock to Bay Harbor Marketing LLC; (ii) One Hundred Fifty Two Thousand One Hundred Fifty One (152,151) restricted shares of its common stock to the managing member of Bay Harbor Marketing LLC; (iii) One Hundred Forty Seven Thousand Two Hundred Seventy Three (147,273) restricted shares of its common stock to a creditor of Bay Harbor Marketing LLC; and (iv) One Hundred Fifty Thousand (150,000) restricted shares of its common stock to an escrow agent.   The issuance of such shares of common stock was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act of 1933 or an exemption therefrom.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

Exhibit number	Description

2.1	Asset Purchase Agreement dated July 21, 2008 by and between Adex Media, Inc. and Vibrantads, LLC (1)
2.2	Membership Interest Purchase Agreement dated August 12, 2008 by and among Adex Media, Inc. and the Members of Digital Instructor, LLC (2)
2.3	Asset Purchase Agreement dated August 29, 2008 by and between Adex Media, Inc. and Bay Harbor Marketing, LLC (3)
10.1	Lockup and Share Release Agreement dated July 21, 2008 by and between Adex Media, Inc. and Vibrantads, LLC (1)
10.2	Promissory Note dated July 21, 2008 by Adex Media, Inc. (1)
10.3	Senior Secured Promissory Note, dated as of August 12, 2008, by and between Adex Media, Inc. and Digital Equity Partners, LLC (2)
10.4	Security Agreement, dated as of August 12, 2008, by and between Adex Media, Inc. and Digital Equity Partners, LLC (2)
10.5	Form of Lockup and Share Release Agreement dated August 12, 2008, by and among Adex Media, Inc. and the Members of Digital Instructor, LLC (2)
10.6	Employment Agreement dated as of August 12, 2008, by and between Adex Media, Inc. and Dennis C. Hefter (2)
10.7	Lockup and Share Release Agreement dated August 29, 2008 by and between Adex Media, Inc. and Bay Harbor Marketing, LLC (3)
10.8	Escrow Agreement dated August 29, 2008, by and among Adex Media, Inc., Bay Harbor Marketing, LLC, and Bullivant Houser Bailey PC (3)
31.1	Rule 13a-14 Certification of Chief Executive Officer
31.2	Rule 13a-14 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2008.
(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 18, 2008.
(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 3, 2008.

Exhibits to the above-mentioned Asset Purchase Agreements and Membership Interest Purchase Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  Adex agrees to furnish a supplemental copy of any omitted exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADEX MEDIA, INC.
(Registrant)

Date: November 14, 2008	By: /s/ Ben Zadik
Ben Zadik
Chief Financial Officer
(Principal Financial Officer)