Form 10-K
period 2008-12-31
ADEX MEDIA, INC.
filed 2009-03-31
CIK 1402531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K
_____________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From  ___________   to  _____________

Commission File Number: 333-143695
_____________

ADEX MEDIA, INC.
(Exact name of registrant as specified in its charter)
_____________

Delaware	20-8755674
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

883 N. Shoreline Blvd. Mountain View, CA, Suite A-200	94043
(Address of principal executive offices)	(Zip Code)

(650) 967-3040
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	OVER THE COUNTER BULLETIN BOARD

Securities registered pursuant to Section 12(g) of the Act
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No  ☒ ..

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒ ..

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No  ☐ ..

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒ ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒.

The aggregate market value of the voting common equity held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on June 30, 2008 (which is the last business day of registrant’s most recently completed second fiscal quarter), as reported on the Over The Counter Bulletin Board was approximately $74.4 million. Approximately 16.7 million shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock at June 30, 2008 have been excluded in that such persons may be deemed affiliates. These exclusions should not be deemed to constitute a representation or acknowledgement that any such individual is, in fact, an affiliate of the registrant or that there are not other persons or entities who may be deemed to be affiliates of the registrant.

At March 1, 2009, 31,622,378 shares of Common Stock, par value $0.0001, of the registrant were outstanding.

ADEX MEDIA, INC.
ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2008

FORWARD-LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”) that are subject to a number of risks and uncertainties, many of which are beyond our control, which may include statements about our:

	business strategy;

	financial strategy;

	uncertainty regarding our future operating results;

	plans, objectives, expectations and intentions contained in this report that are not historical.

All statements, other than statements of historical fact included in this report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this report, the words “could,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project,” “plan” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. All forward-looking statements speak only as of the date of this report. You should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this report are reasonable, we can give no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and elsewhere in this report. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

PART I

Item 1.  Business

Overview

Adex Media, Inc. (“we”, “us”, the “Company” or “Adex”) is an early-stage integrated Internet marketing, advertising, and lead generation publisher. We are also an early-stage developer, marketer, and distributor of consumer products with a focus on both marketing and distributing our own suite of products and offering third party advertising customers a multi-channel Internet advertising network and broader solutions for direct advertisers and agencies. Our marketing platform provides a range of services including (i) search and contextual marketing; (ii) display based marketing; (iii) lead generation; and (iv) affiliate network marketing. We offer third party advertisers and agencies a compelling value proposition by offering true pay-per-performance pricing, commonly known as cost-per-action (CPA) or pay-per-action (PPA).

We are the parent company of Abundantad, Inc. (“Abundantad”).  Abundantad was formed on February 4, 2008 for the purpose of creating, operating and/or acquiring publishers of Internet content. We were incorporated under the laws of Delaware in April 2008 and we were formed as a subsidiary of SupportSpan, Inc., a publicly reporting Nevada corporation (“SupportSpan”). On April 25, 2008, SupportSpan was consolidated into Adex for the purposes of changing its name to Adex Media, Inc. and its place of incorporation to Delaware (the “Merger”).

On May 14, 2008, we entered into an agreement and plan of merger (“Abundantad Merger”) with Adex Media Acquisition, Inc., our wholly-owned subsidiary and Abundantad, a privately held Nevada corporation.

Also on May 14, 2008, Abundantad entered into an agreement with Kim and Lim, LLC d/b/a Pieces Media (“Pieces”), whereby Abundantad acquired the business of Pieces as well as certain assets and liabilities of Pieces. Prior to the Abundantad Merger, Abundantad privately raised approximately $5.8 million in gross proceeds (approximately $5.7 million in net proceeds) from the sale of common stock to accredited investors.

Business Segments

We currently maintain two business segments:

(i)	Marketing platform services; and
(ii)	Consumer products

We intend to grow in the areas of online customer acquisition, diversified multi-channel advertising, tracking, reporting, and conversion enhancing technologies.

We plan to expand our customer base of leading third-party direct advertisers, ad networks, affiliate networks, list managers, financial advisors, and end consumers, as well as our own wholly-owned properties by continuing to expand our advertising reach and utilizing cutting edge conversion and tracking technologies to improve performance.  We intend to service domestic advertisers and continue to expand into international markets.

We plan to continue expanding into new advertising channels, both domestically and internationally, which include, but are not limited to display (banners), search, email, mobile, and user applications. By continuing to diversify our reach, we can offer our advertisers a broader platform by which to acquire new customers.  Our advertisers will be able to leverage a vast and multi-channel advertising network, as well as leverage new channels as they become available.

During 2008, we launched our Adex Think Platform, which is a real time proprietary data processing, tracking, and decision-making technology platform designed to process large amounts of data for real-time decision making. We plan to continue to invest in our proprietary conversion, tracking, and reporting technologies.

Our Consumer Products

We currently market and distribute our own suite of consumer products through our Digital Instructor subsidiary. Our current suite of products being marketed and distributed include the following:

(i) Overnight Genius – a comprehensive computer learning course in mastering MS Windows, MS Office, eBay, and other popular software titles and online services;

(ii) Rising Star Learning – a math and language arts educational product for children;

(iii) Debt Snap – an audio seminar designed to help consumers manage their debt and restore credit standing;

(iv) Lucky At Love – a relationship strategy product;

(v) EasyWhite Labs – a cosmetic teeth-whitening kit; and

(vi) Acai Alive – a dietary supplement.

We do not manufacture any of our current suite of consumer products. Our products are either licensed directly from third parties or purchased on a private label basis from wholesalers or contract manufacturers and rebranded. Most of our products are purchased as finished goods components and assembled at our Boulder, Colorado facility.  The formulation, labeling, manufacture, marketing, promotion and distribution of our EasyWhite Labs and Acai Alive products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”).  These activities are also regulated by various state, local, and international laws and agencies in places where these products are sold.

Acquisitions

As previously mentioned, Adex was incorporated in April, 2008 and is the parent company of Abundantad.

During 2008, we acquired the assets of three companies and the outstanding membership interests in one company to enhance our ability to provide integrated services and deliver innovative consumer products.

Acquisition of certain assets and liabilities of Kim and Lim LLC -  On May 14, 2008, Abundantad entered into an Asset Purchase Agreement with Kim and Lim, LLC d/b/a Pieces Media (“Pieces”) whereby the principals of Pieces agreed to sell substantially all the assets and liabilities of Pieces, except cash on hand, to Abundantad and the principals of Pieces agreed to become employees of Abundantad. The purchase price was comprised of $250,000 in cash, 250,000 shares of restricted common stock of Abundantad, and an additional contingent  $300,000 payable on May 14, 2009 (provided the principals of Pieces are employees of Adex in good standing on such date.)  The agreement also includes a minimum public market value for the shares after one year, and a performance bonus based upon meeting certain revenue targets for the 2008 calendar year.

In connection with Abundantad’s purchase of the assets and liabilities of Pieces, Pieces is deemed the acquirer for accounting purposes and Adex is deemed the acquired company.  Accordingly, Pieces’ historical financial statements for periods prior to the acquisition become those of Adex retroactively restated for, and giving effect to, the number of shares received in the merger with Abundantad.  The historical retained earnings of Pieces are carried forward after the acquisition. The cash paid to Pieces has been recorded as a dividend to shareholders in the consolidated financial statements.  Operations reported for periods prior to the merger with Abundantad are those of Pieces. Earnings per share prior to the merger with Abundantad are restated to reflect the equivalent number of shares received by Pieces. Operations reported for the year ended December 31, 2008 include the earnings of Pieces for the full twelve months of 2008 and the earnings of Adex and Abundantad from May 14, 2008 to December 31, 2008.

Acquisition of assets of Vibrantads, LLC  - On July 21, 2008, we entered into an Asset Purchase Agreement,pursuant to which we acquired substantially all the assets of Vibrantads, LLC (“Vibrantads”), a California limited liability company. Vibrantads was engaged in on-line promotions and affiliate network marketing.  The asset purchase was completed on July 21, 2008. The purchase price for the Vibrantads assets consisted of the following: (i) $70,000 at the closing; (ii) 112,500 restricted shares of our common stock at closing; and (iii) a promissory note in favor of the sole selling member of Vibrantads in the principal amount of $60,000 with no interest thereon, and having a maturity date that is twelve months from July 21, 2008, the closing date.

As part of the transaction, we entered into a lockup and share release agreement (the “Lockup”) which restricts the sole selling member from selling the shares until certain prescribed intervals. The Lockup begins to lapse twelve months after the closing date with all restrictions under the Lockup lapsing eighteen months after the closing date.

The 112,500 shares are subject to a reset provision that takes effect twelve months after the closing date and compares the volume-weighted average price (the “VWAP”) of Adex common stock for the ten days preceding the reset date to a contractually guaranteed minimum price per share.  On such reset date, in the event the VWAP is less than $2.50 per share, the Company will issue an additional number of shares of common stock as necessary to provide the seller with the benefit of the guaranteed minimum price. The reset is subject to a maximum floor value for the VWAP of $0.75 per share.

Acquisition of membership interests of Digital Instructor, LLC  - On August 12, 2008, we entered into a Membership Interest Purchase Agreement (“MIPA”) with the ten members (the “Members”) of Digital Instructor, LLC (“Digital Instructor”), a Colorado limited liability company, to purchase all outstanding membership interests (“Membership Interests”) of Digital Instructor. The Membership Interest purchase was completed on August 12, 2008.

Digital Instructor was engaged in the business of licensing, selling, and marketing consumer learning products through proprietary technologies.  It distributes its products to customers nationwide on both physical media and via digital delivery for use with personal computers and other devices. Digital Instructor is based in Boulder, Colorado.

The purchase price for the Membership Interests consisted of the following:

(i)	$1,000,000 in cash at closing;
(ii)
A Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 payable on February 12, 2009 (subsequently amended to March 9, 2009 and thereafter further amended as discussed below);

(iii)
1,200,000 restricted shares of our common stock (the “Shares”).  The Shares are subject to a lockup and share release agreement which restricts the Members from selling the Shares until certain prescribed intervals; and

(iv)
An additional amount up to $500,000 payable within a certain period of time following August 12, 2009, subject to Digital Instructor achieving certain gross revenue performance milestones (the “Earn Out”), which was subsequently amended pursuant to an agreement between Adex and the Members dated March 6, 2009.

We issued the Note to Digital Equity Partners, LLC (“Digital Equity Partners”), a Colorado limited liability company owned by the former selling Members of Digital Instructor and formed for the purpose of holding the Note. The Note’s principal amount of $500,000 bears no interest. The Note had an original maturity date of February 12, 2009 (subsequently amended) and contained customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

As part of the transaction, we entered into a security agreement with Digital Equity Partners for purposes of collateralizing the Note (the “Security Agreement”).  The Security Agreement was subsequently amended pursuant to an agreement dated March 6, 2009. Under the Security Agreement, the Members were given a first priority security interest in the Membership Interests purchased by us.

The Shares were subject to two reset provisions over twelve months. The first reset provision took effect six months after the closing date (the “Six Month Reset”) and applied to the first six hundred thousand (600,000) Shares pursuant to a formula that compared the volume-weighted average price (the “VWAP”) of Adex common stock for the twenty days preceding the Six Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP was less than $2.50 per share at the Six Month Reset, the Company was to issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price. The Six Month Reset was subject to a maximum floor value for the VWAP of $0.75 per share.  On February 12, 2009, we determined the VWAP was $1.47 and accordingly, 420,039 additional shares were issued to the Members.

The second reset provision will occur twelve months after the closing date (the “Twelve Month Reset”) and will adjust the second 600,000 Shares pursuant to a formula that compares the VWAP of the Company’s stock for the twenty days preceding the Twelve Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP is less than $2.50 per share at the Twelve Month Reset, we will issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price. The Twelve Month Reset is subject to a maximum floor value for the VWAP of $0.75 per share.

As part of the transaction, we entered into a lockup and share release agreement (the “Lockup”) which restricts the Members from selling the Shares until certain prescribed intervals. The Lockup begins to lapse twelve months after the closing date with all restrictions under the Lockup lapsing eighteen months after the closing date.

Concurrent with the closing, the Managing Member of Digital Instructor (the “Employee”), entered into an employment agreement with the Company. Employee will remain the sole manager of Digital Instructor during the term of his employment with the Company, subject to the Company’s discretion.

On March 6, 2009, we, Digital Equity Partners, and the Members entered into an Agreement (the “Agreement”) pursuant to which:

(i)
Digital Equity Partners surrendered the Note and we issued to Digital Equity Partners in exchange for the Note (a) a new note payable to Digital Equity Partners in the principal amount of $255,000 (the “New Note”) and (b) a cash payment of $245,000 on the Effective Date (the “Cash Payment”) of the Agreement;

(ii)	the Security Agreement under the Note was amended to reflect Digital Equity Partners’ amended security interest in the principal amount of $255,000 under the New Note; and
(iii)	certain provisions of the MIPA including without limitation, the Earn Out and the Earn Out Period, were amended.

Pursuant to the New Note, we agree to pay Digital Equity Partners the following amounts on the following dates:

(i)	$52,500 on the earlier of (i) ninety days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event;
(ii)
$52,500 on the earlier of (i) one hundred eighty days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event; and

(iii)
$150,000 on the earlier of (i) February 12, 2010, (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event and (iii) when such amount is declared due and payable by holder upon or after the occurrence of the Company’s termination of the Employee’s employment other than for Cause (as defined in the Agreement) prior to February 12, 2010.

The New Note contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

Under the Agreement, we, Digital Equity Partners and the Members agreed to a mutual release of claims arising out of the MIPA prior to the Effective Date of the Agreement.

Under the MIPA, the Earn Out provision was amended with respect to one of the Members’ pro rata portion of the Earn Out, which is equal to an amount up to $150,000.  Such amendment extends the Earn Out Period to include the period commencing on February 12, 2009 and ending on February 12, 2010.

Acquisition of assets of Bay Harbor Marketing, LLC  - On August 29, 2008, we entered into an asset purchase agreement, pursuant to which we acquired substantially all the assets of Bay Harbor Marketing, LLC (“Bay Harbor”), a California limited liability company. The asset purchase was completed on August 29, 2008.

Bay Harbor is engaged in providing marketing solutions, focusing exclusively on the financial services market.

The purchase price for the Bay Harbor assets consisted of the following: (i) $50,000 paid to Bay Harbor at the closing; (ii) 50,000 restricted shares of our common stock (the “Closing Shares”) issued to Bay Harbor on the closing date, subject to a contractual lock-up and share release agreement (the “Lock-Up Agreement”); (iii) 152,151 restricted shares of our common stock issued to the managing member of Bay Harbor, on the closing date; (iv) 147,273 restricted shares of our common stock issued to a creditor of Bay Harbor, on the closing date; and (v) an additional amount of up to 150,000 restricted shares of our common stock (the “Earn Out Shares”) issued to an escrow agent on the closing date in the name of Bay Harbor pursuant to an escrow agreement (the “Escrow Agreement”).  The  Earn Out Shares are subject to the Lock-Up Agreement and all or part of the Earn Out Shares are subject to release from escrow within a certain period of time following August 29, 2009, in accordance with an earn-out formula setting forth certain net revenue and net profit margin performance targets for the Bay Harbor assets.

Competition

Marketing Platform Services Segment - There are multiple companies that offer marketing, advertising, and lead generation services and many of them offer pay-per-performance pricing. Our competitors include direct publishers, affiliate networks, ad networks, list management companies, and direct advertisers. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers’ total advertising budgets.

We expect competition to intensify in the future because new competitors can enter our market with little difficulty.  The barriers to entering our market are relatively low.  In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the industry.

Consumer Products Segment – There are multiple companies that market and distribute consumer products similar in nature to our products. Many of these companies are much larger companies with significantly greater resources. We believe the success of our consumer products depends on our ability to: (i) develop or license innovative proprietary products; (ii)  manufacture or procure our products cost effectively; (iii) effectively market our products; and (iv) attract and retain skilled personnel.

Additional information regarding the risks associated with our competitive position and environment is described in “Risk Factors—Risks Related to Our Business and Industry.”

Customers

We sell our products and services to a variety of third-party advertisers, advertising agencies, traffic distribution partners and consumers.  Our marketing platform services segment revenues are currently derived from a limited number of customers.  A loss of, or reduction of revenue from, one or more of these significant customers could have a significant negative impact on the revenue of this segment.

Proprietary Rights

We rely on a combination of contractual rights, trade secrets and copyright laws to establish and protect our intellectual property rights.

Employees

As of March 15, 2009, we employed 42 persons on a full-time basis. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements.

Financial Information about Financial Segments and Geographic Areas

Information concerning sales and segment income attributable to each of the Company’s business segments and geographic areas is set forth in Notes 13 and 14 of our Notes to Consolidated Financial Statements under Item 8. “Financial Statements and Supplementary Data” and is incorporated herein by reference.

Available Information

Our corporate website is www.adex.com.  Information contained on our website is not a part of, and is not incorporated into, this report.  Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding the company, at www.sec.gov. These reports and other information concerning the company may also be accessed at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

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

This annual report on Form 10-K contains forward-looking statements based on the current expectations, assumptions, estimates, and projections about us and our industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those discussed in these forward-looking statements as a result of certain factors, as more fully described in this section and elsewhere in this annual report on Form 10-K. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Risks Relating to the Company

Our limited operating history makes evaluation of our business difficult.

Kim and Lim, LLC was formed as a Limited Liability Company in November 2005. Abundantad acquired the assets of Kim and Lim, LLC, which had been operating since the beginning of 2006. Abundantad was incorporated in February, 2008 and Adex was incorporated in April 2008.  Pursuant to the Abundantad Merger, Abundantad has been in business with Adex as the parent company since May, 2008. We therefore have limited historical financial data upon which to base planned operating expenses or forecast accurately future operating results.  Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early-stage company with a limited operating history.  We are completely reliant upon new management for our future operations and success.

Deterioration of economic conditions could harm our business.

Current uncertainty in global economic conditions poses a risk to our business as consumers may defer discretionary purchases, such as our products, in response to tighter credit and negative financial news, which could negatively affect demand for and sales of our products. Weak economic conditions in our target markets, or a reduction in consumer spending even if economic conditions improve, would likely adversely impact our business, operating results, and financial condition in a number of ways.

We will likely need additional funding to support expanding our operations and capital expenditures which may not be available to us and which lack of availability could adversely affect our business.

We have no committed sources of additional capital.  Prior to the Abundantad Merger, Abundantad raised gross proceeds of approximately $5.8 million (net proceeds of approximately $5.7 million) in equity from private investors during March and April 2008.  We will likely need additional funds to support our growth, fund future acquisitions, pursue business opportunities, react to unforeseen difficulties, or to respond to competitive pressures.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders.

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

In the event that we are unable to execute on our business plan and are unable to secure additional financing for growth, we will be required to scale back operations significantly including but not limited to restructuring our work force.

We have incurred a net loss in our 2008 fiscal year and may not become profitable.

During the year ended December 31, 2008, we incurred a net loss of $2,373,098. Our ability to generate revenues and to become profitable depends on many factors, including without limitation, the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

Five customers accounted for approximately 62% of our consolidated revenue; loss of either of the two largest customers would have a material adverse effect on our business.

For the year ended December 31, 2008, one customer accounted for 26% of our consolidated revenue and another customer accounted for 15% of our consolidated revenue. For the year ended December 31, 2007, one customer accounted for 96% of our consolidated revenue. The loss of either of these customers would have a material adverse impact on our business.

Mergers and acquisitions could divert our management’s attention and be difficult to integrate, and could cause ownership dilution to our stockholders.

Our business strategy is focused, in part, on the identification, structuring, completion and integration of mergers and acquisitions that are complementary to our business model.  For example, during fiscal 2008, we merged with Abundantad, we purchased all the membership interests in Digital Instructor, LLC, the assets of Vibrantads, LLC, and the assets of Bay Harbor Marketing, LLC.  Future growth and profitability depend, in part, on the success of such mergers and acqusitions.  Acquisitions, strategic relationships and investments in the technology and Internet sectors involve a high degree of risk.

We may be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives.  Although many technology and Internet companies have grown in terms of revenue, relatively few companies are profitable or have competitive market share.  Our potential acquisitions, relationships or investment targets and partners may have histories of net losses and may expect net losses for the foreseeable future.

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

We presently employ a limited number of persons with Internet, public-company or consumer products experience.  Failure to attract and retain necessary technical personnel and skilled management could adversely affect our business.  The success and growth of our business will depend on the contributions of our Chief Executive Officer, Scott Rewick, our Chief Operating Officer, Brian Carrozzi, and our ability to attract, retain and motivate highly skilled and qualified personnel.  If we fail to attract, train and retain sufficient numbers of these highly qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.  Our success will depend on the skills, experience and performance of key members of our management team.  The loss of any key employee could have an adverse effect on our prospects, business, financial condition, and results of operations.  Although we intend to issue stock options or other equity-based compensation to attract and retain employees, such incentives may not be sufficient to attract and retain key personnel.

Although we have an experienced senior management team, the lack of depth of our management team could put us at a competitive disadvantage.  Not all members of our management team will possess public-company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  We cannot assure you that our management will be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements.  Our failure to do so could lead to the imposition of fines and penalties and result in the deterioration of our business.

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

Our founders may have interests that are different than other shareholders and may influence certain actions.

Our founders currently own and may continue to own a majority of the shares of our common stock and will control a significant amount of shares following further acquisitions.  Therefore, our founders and directors may be able to influence the outcome of various actions that require stockholder approval including the election of our directors; delaying, preventing or approving a transaction in which stockholders might receive a premium over the prevailing market price for their shares; and preventing or causing changes in control or management.  In addition, certain of our founders own interests in or participate in the management of other businesses, some of which may tend to compete with us, and there are no restrictions on such activities or affairs of such persons.

Risks Relating to Our Business

If we do not maintain and grow a critical mass of advertisers, our operating results could be adversely affected.

Our success depends, in part, on maintenance and growth of a critical mass of third party advertisers and a continued interest in performance-based and other advertising services.  If, alone or through any business acquired by us, we are unable to achieve a growing base of third party advertisers, we may not successfully develop or market technologies, products or services that are competitive or accepted by merchant advertisers.  Any decline in the number of merchant advertisers could adversely affect our operating results generally.

We depend on several of the major search engines and social networking sites to continue to provide us traffic that advertisers deem to be of value, and if they do not, it could have a material adverse effect on the value of our services.

We depend on several of the major Internet search engines, namely Google, Yahoo!, MSN and AOL, and social media Web sites, namely Facebook, to provide traffic that merchant advertisers deem to be of value.  We monitor the traffic delivered to our merchant advertisers in an attempt to optimize the quality of traffic we will deliver.  We review factors such as non-human processes, including robots, spiders, scripts (or other software), mechanical automation of clicking and other sources and causes of low-quality traffic, including, but not limited to, other non-human clicking agents.  Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be provided to our merchant advertisers, which, if not contained, may be detrimental to those relationships.  Low-quality traffic (or traffic that is deemed to be less valuable by our merchant advertisers) may prevent us from growing our base of merchant advertisers and cause us to lose  relationships with existing merchant advertisers.

From our acquisition of Digital Instructor, we rely on payment by credit card from end-users of digital products and consumer products we market. Loss of our credit card acceptance privileges would seriously hamper our ability to process the sale of merchandise.

The payment by end-users for the purchase of digital goods and consumer goods is typically made by credit card or similar payment method. As a result, we must rely on banks or payment processors to process transactions, and must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover, or other card associations could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult to follow. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our business would be seriously damaged. We also could be subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of digital content. We may be required to expend significant capital and other resources to monitor these activities.

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

Our Digital Instructor subsidiary experiences a high degree of fraudulent credit card charges, declines, and charge-backs on credit cards used by end consumers.

VISA and MasterCard set certain criteria, including but not limited to charge back ratios, to which we must adhere.  We use third party services in order to manage and minimize charge back transactions during the normal course of business.  If we maintain ratios above the limits set by VISA and MasterCard, our credit card processing accounts may be limited or terminated and we may have difficulties finding merchant processors to handle our transactions. In addition, the processors could also set maximum processing limits per month on volume of transactions it will process. This would result in a severe reduction in revenue and hamper our growth potential. To the extent our chargeback ratios increase, our gross and operating margins will decrease.

Through our Digital Instructor subsidiary, we operate in a continuity or negative option model.

Our consumer product offers typically come with a ten- to fourteen-day trial period in which the consumer has the right to cancel the order without the consumer’s credit card being charged. In addition the consumer typically has thirty days to return a portion of the product for full or partial credit.  Changes in consumer spending and general economic conditions may increase the instance of consumer cancellations during the trial period resulting in lower revenue.

In addition, to the extent we use affiliates to market our consumer products, we are required to pay our affiliates for all leads delivered to us including leads that have been cancelled by the consumer within the trial period. If the consumer product revenue generated from leads not resulting in early cancellations does not exceed payments made to affiliates for all leads delivered, we will experience negative gross margins and operating losses in our consumer products segment.

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

It may become more difficult or expensive for us to license intellectual property, thereby causing us to market fewer consumer products.

Our Digital Instructor subsidiary’s ability to compete and operate successfully depends in part on our acquiring and controlling proprietary intellectual property. Our consumer products embody trademarks, trade names, logos, or copyrights that may be licensed from third parties. If we cannot maintain the licenses that we currently have, or obtain additional licenses for products that we plan to market, we will market fewer products and our business will suffer. We cannot assure that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.

Government regulations may prevent or delay the sale of our products, or require their reformulation, either of which could result in lost revenues and increased costs to us.  For instance, the FDA regulates the formulation, labeling, manufacture, marketing, promotion and distribution of dietary supplements such as our Acai Alive product and cosmetics, such as our EasyWhite Labs product. The FDA may determine that either of these products or one of their ingredients presents an unacceptable health risk, and may determine that a particular claim or statement that we use is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.”  Any of these actions could prevent us from marketing such products or making certain claims or statements of nutritional support or efficacy regarding the products. The FDA could also require us to remove such products from the market. Any recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, which could be material. Any product recall or removal could also lead to liability, substantial costs, and reduced growth prospects.

Additional or more stringent regulations of cosmetics and dietary supplements have been considered from time to time and may be enacted in the future. These developments could require reformulation of products to meet new standards, recalls or discontinuance of products not able to be reformulated, additional record-keeping requirements, increased documentation of product properties, additional or different labeling, scientific substantiation, adverse event reporting, or other new requirements. Any of these developments could increase our costs significantly and negatively impact our business. Additionally, our third-party suppliers or vendors may not be able to comply with such new rules without incurring substantial expenses.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may market and distribute.

As a marketer and distributor, we face an inherent risk of product liability exposure related to the sale of our consumer products. If we cannot successfully defend against claims that our products or product candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our products or any products that we may develop;

•	injury to our reputation;

•	the withdrawal of a product from the market;

•	costs to defend the related litigation;

•	diversion of management time and attention;

•	loss of revenue; and

•	inability to commercialize the products that we may develop.

Some of our contracts with wholesalers and other customers require us to carry product liability insurance.

We have product liability insurance coverage with a $4,000,000 million annual aggregate limit and a $2,000,000 million individual claim limit, and which is subject to a per claim deductible and a policy aggregate deductible. The annual cost of this products liability insurance is  based on our level of sales and our policy coverage began on January 12, 2009.  The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We rely on contract manufacturers to produce all of the EasyWhite Labs and Acai Alive branded products we sell. Disruptions in our contract manufacturers’ systems or losses of manufacturing certifications could adversely affect our sales and customer relationships.

Our contract manufacturers produce 100% of our EasyWhite Labs and Acai Alive branded products. Any significant disruption in those operations for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism could adversely affect our sales and customer relationships.

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

Our corporate compliance and corporate governance programs cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, marketing, sales and reimbursement of our products and product candidates, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States. We are a relatively small company and had approximately 42 employees as of March 15, 2009. We rely heavily on third parties to conduct many important functions and we cannot guarantee that we are in compliance with all potentially applicable federal and state regulations. If we fail to comply with any of these regulations, we may be subject to a range of enforcement actions, including significant fines, litigation or other sanctions. Any action against us for a violation of these regulations, even if we successfully defend against such actions, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.

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

Regulation of continuity or negative option businesses may adversely affect our operations.

Companies operating continuity or negative option models operate under guidelines mandated by state and federal regulatory agencies, including the Federal Trade Commission ("FTC").  These guidelines may be changed or amended by the FTC at any time, requiring us to make changes in our operations which could severely impact revenue and profitability.

In addition, the FTC, state agencies and consumer advocacy groups typically monitor companies like ours to ensure compliance with these guidelines and may challenge our compliance at any time.  This could lead to increased legal fees and possible changes to or termination of our continuity programs, all of which would have a negative impact on our revenues and profitability.

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

We rely on third-party co-location providers, and a failure of service by these providers could adversely affect our business and reputation.

We rely on third-party co-location providers to host our main servers.  If these providers experience any interruption in operations or cease operations for any reason or if we are unable to agree on satisfactory terms for continued hosting relationships, we would be forced to enter into a relationship with other service providers or assume hosting responsibilities ourselves.  If we are forced to switch hosting facilities, we may not be successful in finding an alternative service provider on acceptable terms or in hosting the computer servers ourselves.  We may also be limited in our remedies against these providers in the event of a failure of service.  In the past, short-term outages have occurred in the service maintained by co-location providers which could recur.  We also may rely on third-party providers for components of our technology platform, such as hardware and software providers, credit card processors and domain name registrars.  A failure or limitation of service or available capacity by any of these third-party providers could adversely affect our business and reputation.

Our quarterly results of operations might fluctuate due to changes in the search engine-based algorithms, which could adversely affect our revenue and in turn the market price of our common stock.

Our revenue is heavily dependent on how search engines treat our content in their indexes.  If search engines determine that our content is not high quality, they may not rank our content as highly in their indexes resulting in a reduction in our traffic, which may cause lower than expected revenues.  We are greatly dependent on a small number of major search engines, namely Google, Yahoo!, MSN, and AOL.  Search engines tend to adjust their algorithms periodically and each adjustment tends to have an impact on how our content ranks in their indexes.  These constant fluctuations could make it difficult for us to predict future revenues.

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

We may also be subject to costs and liabilities with respect to privacy issues.  Several Internet companies have incurred costs and paid penalties for violating their privacy policies.  Further, federal and state governments may adopt new legislation with respect to user privacy.  Foreign governments may also pass laws which could negatively impact our business or may prosecute us for our products and services based on existing laws.  The restrictions imposed by, and costs of complying with, current and possible future laws and regulations related to our business could harm our business and operating results.  In addition, our failure to comply with applicable laws and regulations could result in fines, sanctions and other penalties and additional restrictions on our collection, transfer or use of personal data.  These developments could materially and adversely affect our business, results of operations and financial condition.

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

We may incur liabilities for the activities of users of our services, which could adversely affect our service offerings.

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

We offer advertising on Web sites other than our own.  The Web sites that will list their unsold advertising space with us to include in our offerings are not bound by contracts that ensure us a consistent supply of advertising space-inventory. In addition, publishers can change the amount of inventory they make available to us at any time. If a Web-site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This could result in lost revenues.

Our growth depends on our ability to maintain a predictable inventory of advertising space on our own and third party Web sites. To attract new advertising customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our owned published content new publishers that offer attractive demographics, innovative and quality content and growing user traffic.

The market for Internet advertising and related services is intensely competitive. We expect this competition to continue to increase because there are no significant barriers to entry. Increased competition may result in price reductions for advertising space, reduced margins and loss of our market share. We will compete with the following types of companies:

•	Internet advertising networks that focus on a CPA model, such as Value Click Media and CPX Interactive;

•	Internet affiliate networks using a performance-based model, such as Media Breakaway/CPA Empire, Hydra Media and Media Whiz Holdings;

•	e-mail publishers and Data/List Management firms that use performance based models such as Datran;

•	Internet navigational and Web search engine companies moving into the pay-for-performance space such as Google; and

•	traditional advertising and direct marketing media, such as radio, cable, television, print and direct marketing.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, many of which are beyond our control, including:

•	announcements of new products or services by our competitors;

•	fluctuations in revenue attributable to changes in the search engine-based algorithms that rank the relevance of our content;

•	quarterly variations in our revenues and operating expenses;

•	announcements of technological innovations or new products or services by us;

•	sales of common stock by our founders and directors or other selling stockholders;

•	competitive pricing pressures;

•	our ability to obtain working capital financing;

•	additions or departures of key personnel;

•	the limited number of people who hold our common stock;

•	sales of large blocks of our common stock when restricted shares become freely tradable;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	loss of any strategic relationship;

•	regulatory developments;

•	period-to-period fluctuations in our financial results;

•	the potential absence of securities-analyst coverage;

•	conditions or trends in the industry; and

•	general market conditions.

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

Following the Abundantad Merger, the founders and investors of Abundantad now beneficially own a majority of the outstanding shares of our common stock.  Such concentrated control of the Company may adversely affect the price of our common stock.  Our principal security holders may be able to control matters requiring approval by our security holders, including the election of directors.  Such concentrated control may also make it difficult for our stockholders to receive a premium for their shares of our common stock if we merge with a third party or enter into different transactions which require stockholder approval.  In addition, certain provisions of Delaware law could have the effect of making it more difficult or more expensive for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us.  Accordingly, these former Abundantad shareholders will have the power to control the election of all of our directors and the approval of actions for which the approval of our stockholders is required.  If you acquire common stock, you may have no effective voice in the management of the Company.

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

We are subject to the reporting requirements of federal securities laws, which can be expensive and may divert resources from other projects, thus impairing its ability to grow.

We are a public reporting and trading company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, including compliance with the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”).  We expect to incur significant costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders.

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

There may be risks associated with Abundantad becoming public through a “reverse merger.”  Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock.  We can give no assurance that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our Company.

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

As a public company, the rules and regulations of the Exchange Act and Sarbanes-Oxley Act may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers.

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

To date there has been no liquid trading market for our common stock.  We cannot predict how liquid the market for our common stock might become.  As soon as is practicable, we anticipate applying for listing of our common stock on the NASDAQ Capital Market or other national securities exchange, assuming that we can satisfy the initial listing standards for such exchange.  We currently do not satisfy the initial listing standards, and cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any such exchange.  Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing and remains quoted on the OTC Bulletin Board or is suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult to obtain (1) accurate quotations, (2) coverage for significant news events because major wire services generally do not publish press releases about such companies, and (3) needed capital.

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

If our stockholders sell substantial amounts of our common stock in the public market, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of our common stock issued to certain of the former stockholders of Abundantad in the Abundantad Merger are subject to a lock-up agreement prohibiting sales of such shares for a period of 15 months following the Abundantad Merger.  Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders.    We note that recent revisions to Rule 144 may result in certain shares of our common stock becoming eligible for resale into the public market without registration in as little as six months after their issuance.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our executive officers own or control a significant percentage of our common stock. Additionally, such persons may hold exercise rights under options or warrants they may hold now or in the future. The interests of such persons may differ from the interests of our other stockholders. As a result, in addition to their board seats and offices, such persons will have significant influence and control over corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders may vote, including the following actions:

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

We currently lease approximately 2,825 square feet for our corporate office headquarters in Mountain View, California under an 18-month lease agreement. This lease expires on October 31, 2009. Upon expiration of our current lease, we believe that we will be able to secure renewal terms or enter into a lease for an alternative location.

In connection with our acquisition of Digital Instructor, LLC on August 12, 2008, we assumed obligations under two additional leases, representing an aggregate of 7,746 square feet in Boulder, Colorado, which such leases will expire on June 30, 2012.

We believe that our leased facilities have sufficient space to accommodate our current needs and also provide for the expansion of our operations for the near term.

Item 3.   Legal Proceedings

We are not party to any pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of fiscal 2008, no matter was submitted to a vote of our security holders.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

At December 31, 2008, we had 150,000,000 shares of common stock authorized and 31,202,347 common shares issued and outstanding.  The holders of the common shares are entitled to one vote for each common share on all matters voted on at any meetings of our shareholders.

Our common stock has traded on the Over The Counter Bulletin Board under the symbol “ADXM.OB” since April 30, 2008. The following table sets forth, for the periods indicated, the high and low bid prices for our common stock as reported by the Over The Counter Bulletin Board during the last two years. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2008	High		Low

(In dollars)
First	$	n/a	$	n/a
Second		15.00		1.25
Third		7.00		2.55
Fourth		6.75		1.65

2007	High		Low

First	$	n/a	$	n/a
Second		n/a		n/a
Third		n/a		n/a
Fourth		n/a		n/a

As of March 6, 2009, there were approximately 148 stockholders of record of our common stock.

On March 16, 2009, the last reported sale price on the Over The Counter Bulletin Board for our common stock was $1.40 per share.

In connection with Abundantad’s purchase of the assets and liabilities of Pieces, Pieces was deemed the acquirer for accounting purposes and Adex was deemed the acquired company. The cash paid and the accrued earn out payments to Pieces have been recorded as a dividend to shareholders in the consolidated financial statements. Other than the foregoing, we have not paid dividends on our common stock. Other than an additional payment of $300,000 payable to Pieces on May 14, 2009, we currently intend to retain all future earnings, if any, for use in our business and currently do not plan to pay any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,680,000	$1.62	320,000
Equity compensation plans not approved by security holders	-	-	-
Total	4,680,000	$1.62	320,000

Unregistered Sale of Securities

In connection with the purchase of all the Membership Interest of Digital Instructor on August 12, 2008, the company issued an aggregate of 5,770 shares of its common stock as a finder’s fee to a finder. The issuance of such shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

In connection with the purchase of substantially all the assets of Bay Harbor on August 29, 2008, the Company issued an aggregate of 10,000 shares of its common stock as a finder’s fee to a finder. The issuance of such shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

During the year ended December 31, 2008, the Company’s Board of Directors authorized the Company to grant 203,000 shares of restricted stock to employees and contractors of the Company. Of the foregoing number of shares, an aggregate of 78,000 shares of restricted stock were granted to employees of the Company as follows: (i) 9,000 shares of restricted stock were granted on July 1, 2008; (ii) 60,000 shares of restricted stock were granted on September 23, 2008; and (iii) 9,000 shares of restricted stock were granted on December 20, 2008.  Of the 203,000 shares, an aggregate of 125,000 shares of restricted stock were granted to contractors of the Company as follows: (i) 75,000 shares of restricted stock were granted on September 23, 2008 and (ii) 50,000 on December 30, 2008.  These issuance of such shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

During the year ended December 31, 2008, the Company’s Board of Directors authorized the Company to grant options to purchase a total of 4,680,000 shares of its common stock to employees, director and consultants of the Company, which were granted as follows: (i) 3,200,000 options to purchase shares of the Company’s common stock were granted on May 15, 2008; (ii) 10,000 options to purchase shares of the Company’s common stock were granted on June 2, 2008; (iii) 75,000 options to purchase shares of the Company’s common stock were granted on June 16, 2008; (iv) 125,000 options to purchase shares of the Company’s common stock were granted on June 26, 2008; (v) 75,000 options to purchase shares of the Company’s common stock were granted on July 8, 2008; (vi) 125,000 options to purchase shares of the Company’s common stock were granted on July 15, 2008; (vii) 400,000 options to purchase shares of the Company’s common stock were granted on August 12, 2008; (viii) 570,000 options to purchase shares of the Company’s common stock were granted on September 23, 2008; and (ix) 100,000 options to purchase shares of the Company’s common stock were granted on December 30, 2008.  Of the 4,680,000 options granted, options to purchase 200,000 shares of the Company’s common stock were issued in the second quarter of 2008 that were exercisable at less than the fair market value of the common stock on the respective grant dates. The remaining options issued were exercisable at the fair market value of the common stock on the respective grant dates. The options were issued with exercise prices ranging from $0.75 to $5.50.  The options vest pro-rata over one to four years and expire over five to ten years after grant date. These issuance of such options to purchase shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  The shares of common stock issuable upon exercise of the options are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

On December 30, 2008, the Company’s Board of Directors authorized the Company to issue a number of five-year warrants to purchase an aggregate of 75,000 shares of its common stock to an independent contractor of the Company.  The warrants vest monthly over periods of eight and twenty-four months at strike prices ranging from $2.00 to $3.00.  The issuance of these warrants to purchase shares of common stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.  The shares of common stock issuable upon exercise of such warrants are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing in Item 7 of this report on Form 10-K. The selected consolidated statements of operations data as well as the selected consolidated balance sheets data presented below are derived from our consolidated financial statements.

	Year Ended December 31,
	2008	2007	2006	2005 (1)	2004 (1)
Statement of Operations Data:
Revenues	$8,225,556	$1,770,338	$174,959	$-	$-
Cost of revenues	5,945,967	1,328,322	130,391	-	-
Gross profit	2,279,589	442,016	44,568	-	-
Operating expenses:
Product development	57,550	-	-	-	-
Sales and marketing	2,924,654	18,438	-	-	-
General and administrative	1,350,250	39,823	30,820	-	-
Amortization of intangible assets	68,972	-	-	-	-
Impairment of intangible assets	310,000	-	-	-	-
Total operating expenses	4,711,426	58,261	30,820	-	-
Operating (loss) income	(2,431,837)	383,755	13,748	-	-
Interest and other income, net	24,756	2,320	-	-	-
(Loss) income before provision for income taxes	(2,407,081)	386,075	13,748	-	-
Provision for income tax (benefit) expense	(33,983)	-	-	-	-
Net (loss) income	$(2,373,098)	$386,075	$13,748	$-	$-
Net (loss) income per common share, basic and diluted	$(0.12)	$1.54	$0.05	$-	$-

	2008	2007	2006	2005	2004
Balance Sheet Data:
Total current assets	$4,162,708	$417,887	$18,138	$-	$-
Total assets	14,022,433	421,627	18,138	-	-
Total current liabilities	1,951,229	156,728	16,742	-	-
Total liabilities	2,506,046	156,728	16,742	-	-
Total stockholders’ equity	11,516,387	264,899	1,396	-	-

(1)
On May 14, 2008, Abundantad entered into an Asset Purchase Agreement with Kim and Lim, LLC d/b/a Pieces Media (“Pieces”). In connection with Abundantad’s purchase of the assets and liabilities of Pieces, Pieces was deemed the acquirer for accounting purposes and Adex was deemed the acquired company.  Accordingly, Pieces’ historical financial statements for periods prior to the acquisition become those of Adex retroactively restated for, and giving effect to, the number of shares received in the merger with Abundantad.  The historical retained earnings of Pieces are carried forward after the acquisition.

Pieces was formed as a Limited Liability Company in November 2005 but did not commence operations until 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of the Exchange Act, as amended and the Securities Act, as amended, that involve risks and uncertainties. When used in this report, the words, “intend,”  anticipate,” “believe,” “estimate,” “plan,” “expect,” “could,” “project” and similar expressions as they relate to us are included to identify forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of factors, including those set forth under “Item 1A Risk Factors” and elsewhere in this report. You should read this discussion in conjunction with the consolidated financial statements and the notes thereto included in this report.

Company Overview

Adex Media, Inc. (“we”, “us”, “our”, the “Company” or “Adex”) is an early-stage integrated Internet marketing, advertising, and lead generation publisher. We are also an early-stage developer, marketer, and distributor of consumer products with a focus on both marketing and distributing our own suite of products and offering third party advertising customers a multi-channel Internet advertising network and broader solutions for direct advertisers and agencies. Our marketing platform provides a range of services including (i) search and contextual marketing; (ii) display based marketing; (iii) lead generation; and (iv) affiliate network marketing. We offer third party advertisers and agencies a compelling value proposition by offering true pay-per-performance pricing, commonly known as cost-per-action (CPA) or pay-per-action (PPA).

We are the parent company of Abundantad, Inc. (“Abundantad”).  Abundantad was formed on February 4, 2008 for the purpose of creating, operating and/or acquiring publishers of Internet content. We were incorporated under the laws of Delaware in April 2008 and we were formed as a subsidiary of SupportSpan, Inc., a publicly reporting Nevada corporation (“SupportSpan”). On April 25, 2008, SupportSpan was consolidated into Adex for the purposes of changing its name to Adex and its place of incorporation to Delaware (the “Merger”).

On May 14, 2008, we entered into an agreement and plan of merger (“Abundantad Merger”) by and among Adex Media Acquisition, Inc., our wholly-owned subsidiary and Abundantad, a privately held Nevada corporation.  Also on May 14, 2008, Abundantad entered into an agreement with Kim and Lim LLC, DBA Pieces Media (“Pieces”) whereby Abundantad acquired the business of Pieces as well as certain assets and liabilities of Pieces. Prior to the Abundantad Merger, Abundantad privately raised approximately $5.8 million in gross proceeds (approximately $5.7 million in net proceeds) from the sale of common stock to accredited investors.

Business Segments

We currently maintain two business segments:

(i)	Marketing platform services; and
(ii)	Consumer products

We intend to grow in the areas of online customer acquisition, diversified multi channel advertising, tracking, reporting, and conversion enhancing technologies.

We plan to expand our customer base of leading third-party direct advertisers, ad networks, affiliate networks, list managers, financial advisors, and end consumers, as well as our own wholly-owned properties by continuing to expand our advertising reach and utilizing cutting edge conversion and tracking technologies to improve performance.  We intend to service domestic advertisers and continue to expand into international markets.

We plan to continue expanding into new advertising channels, both domestically and internationally, which include, but are not limited to display (banners), search, email, mobile, and user applications. By continuing to diversify our reach, we can offer our advertisers a broader platform by which to acquire new customers.  Our advertisers will be able to leverage a vast and multi-channel advertising network, as well as leverage new channels as they become available.

During 2008, we launched our Adex Think Platform which is a real time proprietary data processing, tracking, and decision making technology platform designed to process large amounts of data for real time decision making. We plan to continue to invest in our proprietary conversion, tracking, and reporting technologies.

Our Consumer Products

We currently market and distribute our own suite of consumer products through our Digital Instructor subsidiary. Our current suite of products being marketed and distributed include the following:

(i) Overnight Genius – a comprehensive computer learning course mastering MS Windows, MS Office, eBay, and other popular software titles and online services;

(ii) Rising Star Learning – a math and language arts educational product for children;

(iii) Debt Snap – an audio seminar designed to help consumers manage their debt and restore credit standing;

(iv) Lucky At Love – a relationship strategy product;

(v) EasyWhite Labs – a cosmetic teeth-whitening kit; and

(vi) Acai Alive – a dietary supplement.

We do not manufacture any of our current suite of consumer products. Our products are either licensed directly from third parties or purchased on a private label basis from wholesalers or contracted manufacturers and rebranded. Most of our products are purchased as finished goods components and assembled at our Boulder, Colorado facility. The formulation, labeling, manufacture, marketing, promotion and distribution of our EasyWhite Labs and Acai Alive products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”).  These activities are also regulated by various state, local, and international laws and agencies in places where these products are sold.

Acquisitions

As previously mentioned, Adex was incorporated in April, 2008 and is the parent company of Abundantad.

During 2008, we acquired the assets of three companies and the outstanding membership interests in one company to enhance our ability to provide integrated services and deliver innovative consumer products.

Acquisition of certain assets and liabilities of Kim and Lim LLC -  On May 14, 2008, Abundantad entered into an Asset Purchase Agreement with Kim and Lim, LLC d/b/a Pieces Media (“Pieces”) whereby the principals of Pieces agreed to sell substantially all the assets and liabilities of Pieces, except cash on hand, to Abundantad and the principals of Pieces agreed to become employees of Abundantad. The purchase price was comprised of $250,000 in cash, 250,000 shares of restricted common stock of Abundantad, and an additional contingent $300,000 payable on May 14, 2009 (provided the principals of Pieces are employees of Adex in good standing on such date.)  The agreement also includes a minimum public market value for the shares after one year, and a performance bonus based upon meeting certain revenue targets for the 2008 calendar year.

In connection with Abundantad’s purchase of the assets and liabilities of Pieces, Pieces is deemed the acquirer for accounting purposes and Adex is deemed the acquired company.  Accordingly, Pieces’ historical financial statements for periods prior to the acquisition become those of Adex retroactively restated for, and giving effect to, the number of shares received in the merger with Abundantad.  The historical retained earnings of Pieces are carried forward after the acquisition. The cash paid to Pieces has been recorded as a dividend to shareholders in the consolidated financial statements.  Operations reported for periods prior to the merger with Abundantad are those of Pieces. Earnings per share prior to the merger with Abundantad are restated to reflect the equivalent number of shares received by Pieces. Operations reported for the year ended December 31, 2008 include the earnings of Pieces for the full twelve months of 2008 and the earnings of Adex and Abundantad from May 14, 2008 to December 31, 2008.

Acquisition of assets of Vibrantads, LLC  - On July 21, 2008, we entered into an Asset Purchase Agreement,pursuant to which we acquired substantially all the assets of Vibrantads, LLC (“Vibrantads”), a California limited liability company. Vibrantads was engaged in on-line promotions and affiliate network marketing.  The asset purchase was completed on July 21, 2008. The purchase price for the Vibrantads assets consisted of the following: (i) $70,000 at the closing; (ii) 112,500 restricted shares of our common stock at closing; and (iii) a promissory note in favor of the sole selling member of Vibrantads in the principal amount of $60,000 with no interest thereon, and having a maturity date that is twelve months from July 21, 2008, the closing date.

As part of the transaction, we entered into a lockup and share release agreement (the “Lockup”) which restricts the sole selling member from selling the shares until certain prescribed intervals. The Lockup begins to lapse twelve months after the closing date with all restrictions under the Lockup lapsing eighteen months after the closing date.

The 112,500 shares are subject to a reset provision that takes effect twelve months after the closing date and compares the volume-weighted average price (the “VWAP”) of Adex common stock for the ten days preceding the reset date to a contractually guaranteed minimum price per share.  On such reset date, in the event the VWAP is less than $2.50 per share, the Company will issue an additional number of shares of common stock as necessary to provide the seller with the benefit of the guaranteed minimum price. The reset is subject to a maximum floor value for the VWAP of $0.75 per share.

Acquisition of membership interests of Digital Instructor, LLC  - On August 12, 2008, we entered into a Membership Interest Purchase Agreement (“MIPA”) with the ten members (the “Members”) of Digital Instructor, LLC (“Digital Instructor”), a Colorado limited liability company, to purchase all outstanding membership interests (“Membership Interests”) of Digital Instructor. The Membership Interest purchase was completed on August 12, 2008.

Digital Instructor was engaged in the business of licensing, selling, and marketing consumer learning products through proprietary technologies.  It distributes its products to customers nationwide on both physical media and via digital delivery for use with personal computers and other devices. Digital Instructor is based in Boulder, Colorado.

The purchase price for the Membership Interests consisted of the following:

(i)	$1,000,000 in cash at closing;
(ii)
A Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 payable on February 12, 2009 (subsequently amended to March 9, 2009 and thereafter further amended as discussed below);

(iii)
1,200,000 restricted shares of our common stock (the “Shares”).  The Shares are subject to a lockup and share release agreement which restricts the Members from selling the Shares until certain prescribed intervals; and

(iv)
An additional amount up to $500,000 payable within a certain period of time following August 12, 2009, subject to Digital Instructor achieving certain gross revenue performance milestones (the “Earn Out”), which was subsequently amended pursuant to an agreement between Adex and the Members dated March 6, 2009.

We issued the Note to Digital Equity Partners, LLC (“Digital Equity Partners”), a Colorado limited liability company owned by the former selling Members of Digital Instructor and formed for the purpose of holding the Note. The Note’s principal amount of $500,000 bears no interest. The Note had an original maturity date of February 12, 2009 (subsequently amended) and contained customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

As part of the transaction, we entered into a security agreement with Digital Equity Partners for purposes of collateralizing the Note (the “Security Agreement”).  The Security Agreement was subsequently amended pursuant to an agreement dated March 6, 2009. Under the Security Agreement, the Members were given a first priority security interest in the Membership Interests purchased by us.

The Shares were subject to two reset provisions over twelve months. The first reset provision took effect six months after the closing date (the “Six Month Reset”) and applied to the first six hundred thousand (600,000) Shares pursuant to a formula that compared the volume-weighted average price (the “VWAP”) of Adex common stock for the twenty days preceding the Six Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP was less than $2.50 per share at the Six Month Reset, the Company was to issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price. The Six Month Reset was subject to a maximum floor value for the VWAP of $0.75 per share.  On February 12, 2009, we determined the VWAP was $1.47 and accordingly, 420,039 additional shares were issued to the Members.

The second reset provision will occur twelve months after the closing date (the “Twelve Month Reset”) and will adjust the second 600,000 Shares pursuant to a formula that compares the VWAP of the Company’s stock for the twenty days preceding the Twelve Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP is less than $2.50 per share at the Twelve Month Reset, we will issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price. The Twelve Month Reset is subject to a maximum floor value for the VWAP of $0.75 per share.

As part of the transaction, we entered into a lockup and share release agreement (the “Lockup”) which restricts the Members from selling the Shares until certain prescribed intervals. The Lockup begins to lapse twelve months after the closing date with all restrictions under the Lockup lapsing eighteen months after the closing date.

Concurrent with the closing, the Managing Member of Digital Instructor (the “Employee”), entered into an employment agreement with the Company. Employee will remain the sole manager of Digital Instructor during the term of his employment with the Company, subject to the Company’s discretion.

On March 6, 2009, we, Digital Equity Partners, and the Members entered into an Agreement (the “Agreement”) pursuant to which:

(i)
Digital Equity Partners surrendered the Note and we issued to Digital Equity Partners in exchange for the Note (a) a new note payable to Digital Equity Partners in the principal amount of $255,000 (the “New Note”) and (b) a cash payment of $245,000 on the Effective Date (the “Cash Payment”) of the Agreement;

(ii)	the Security Agreement under the Note was amended to reflect Digital Equity Partners’ amended security interest in the principal amount of $255,000 under the New Note; and
(iii)	certain provisions of the MIPA including without limitation, the Earn Out and the Earn Out Period, were amended.

Pursuant to the New Note, we agree to pay Digital Equity Partners the following amounts on the following dates:

(i)	$52,500 on the earlier of (i) ninety days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event;
(ii)
$52,500 on the earlier of (i) one hundred eighty days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event; and

(iii)
$150,000 on the earlier of (i) February 12, 2010, (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event and (iii) when such amount is declared due and payable by holder upon or after the occurrence of the Company’s termination of the Employee’s employment other than for Cause (as defined in the Agreement) prior to February 12, 2010.

The New Note contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

Under the Agreement, we, Digital Equity Partners and the Members agreed to a mutual release of claims arising out of the MIPA prior to the Effective Date of the Agreement.

Under the MIPA, the Earn Out provision was amended with respect to one of the Members’ pro rata portion of the Earn Out, which is equal to an amount up to $150,000.  Such amendment extends the Earn Out Period to include the period commencing on February 12, 2009 and ending on February 12, 2010.

Acquisition of assets of Bay Harbor Marketing, LLC  - On August 29, 2008, we entered into an asset purchase agreement,pursuant to which we acquired substantially all the assets of Bay Harbor Marketing, LLC (“Bay Harbor”), a California limited liability company. The asset purchase was completed on August 29, 2008.

Bay Harbor is engaged in providing marketing solutions, focusing exclusively on the financial services market.

The purchase price for the Bay Harbor assets consisted of the following: (i) $50,000 paid to Bay Harbor at the closing; (ii) 50,000 restricted shares of our common stock (the “Closing Shares”) issued to Bay Harbor on the closing date, subject to a contractual lock-up and share release agreement (the “Lock-Up Agreement”); (iii) 152,151 restricted shares of our common stock issued to the managing member of Bay Harbor, on the closing date; (iv) 147,273 restricted shares of our common stock issued to a creditor of Bay Harbor, on the closing date; and (v) an additional amount of up to 150,000 restricted shares of our common stock (the “Earn Out Shares”) issued to an escrow agent on the closing date in the name of Bay Harbor pursuant to an escrow agreement (the “Escrow Agreement”).  The  Earn Out Shares are subject to the Lock-Up Agreement and all or part of the Earn Out Shares are subject to release from escrow within a certain period of time following August 29, 2009, in accordance with an earn-out formula setting forth certain net revenue and net profit margin performance targets for the Bay Harbor assets.

Competition

Marketing Platform Services Segment - There are multiple companies that offer marketing, advertising, and lead generation services and many of them offer pay-per-performance pricing. Our competitors include direct publishers, affiliate networks, ad networks, list management companies, and direct advertisers. We also compete with traditional advertising media, such as direct mail, television, radio, cable and print, for a share of advertisers’ total advertising budgets.

We expect competition to intensify in the future because new competitors can enter our market with little difficulty.  The barriers to entering our market are relatively low.  In fact, many current Internet and media companies presently have the technical capabilities and advertiser bases to enter the industry.

Consumer Products Segment – There are multiple companies that market and distribute consumer products similar in nature to our products. Many of these companies are much larger companies with significantly greater resources. We believe the success of our consumer products depends on our ability to: (i) develop or license innovative proprietary products; (ii)  manufacture or procure our products cost effectively; (iii) effectively market our products; and (iv) attract and retain skilled personnel.

As of March 15, 2009, we employed 42 persons on a full-time basis. We believe our relations with our employees are good. None of our employees are subject to collective bargaining agreements.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Basis of Presentation - Abundantad was formed on February 4, 2008. On May 14, 2008, Abundantad acquired substantially all the assets and liabilities of Pieces. Also on May 14, 2008, Abundantad, via a reverse merger, became a wholly-owned subsidiary of Adex. The financial information presented as of December 31, 2007 reflects the balance sheet and results of operations of Pieces as a standalone entity as of and for these periods. The results of operations presented for the year ended December 31, 2008 include the results of operations for Pieces for the full twelve months and the results of Adex and Abundantad for the period from May 14, 2008 through December 31, 2008. The consolidated financial statements include the accounts as described above as well as the Company’s  additional subsidiaries, all of which are wholly owned. These include (i) Digital Instructor, LLC; and (ii) Adex Pieces, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period.  Such estimates, include but are not limited to, (i) provision for doubtful accounts; (ii) accrued liabilities; (iii) estimates of when internally developed software is deemed probable to be completed and ready for intended use; (iv) assumptions on stock option forfeiture rates, expected terms, and volatility rates of our underlying shares; (v) estimates of useful lives underlying our depreciable and intangible assets; (vi) reserves for excess and obsolete inventory; (vii) asset impairments; (viii) income taxes; and (iv) reserve for credit card charge backs and returns.  Actual results could differ from those estimates.

Reclassifications  - Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents - Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.  We invest in high-grade, short-term Certificates of Deposit which are subject to minimal credit and market risk.

Short-Term Investments – Short-term investments consist of certificates of deposit with an original maturity date of greater than three months.  All short-term investments are classified as available for sale and are carried at their fair market value. At December 31, 2008 and 2007, we held certificates of deposit included in short-term investments in the amounts of $2,502,670 and $224,308, respectively. All marketable securities are classified as available-for-sale and are carried at fair value. As of December 31, 2008, there were no unrealized gains and losses on investments.

Accounts Receivable - The majority of the Company’s accounts receivable are due from direct advertisers, affiliate networks, ad networks, and list managers. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Most accounts receivable are due within 15 days of the following month in which the account receivable was recognized and are stated at amounts due from customers net of an allowance for doubtful accounts. At December 31, 2008 and 2007, the balance in allowance for doubtful accounts was $19,737 and $410, respectively. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

Fair Value of Financial Instruments - Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for our financial assets and liabilities.  The adoption of this portion of SFAS No. 157 did not have a material effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have a material effect on our financial position or results of operations.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The company used Level 1 inputs in measuring the fair market value of its short term investments at December 31, 2008.

The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007 and did not have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition  - The Company's revenues consist of (i) marketing platform service revenue generated from on-line marketing, advertising, and lead generation; and (ii) revenue generated from selling and marketing consumer products. The Company evaluates revenue recognition using the following basic criteria and recognizes revenue when all four criteria are met:

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

The Company’s marketing platform service revenue consists mostly of revenue derived world-wide from direct advertisers, affiliate networks, ad networks, list managers, financial advisors, and other financial services companies. The Company’s consumer product revenue consists mostly of revenue derived from on-line consumers in the United States and Canada.

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

Product Returns

The Company provides a return policy on its consumer products allowing its customers to return any consumer product sold for up to thirty days from the date of shipment, less a twenty five per cent restocking fee. A liability is recorded for estimated refunds to be incurred under the Company’s returns, which is based on various inputs including historical experience. This liability is recorded as a reduction of credit card holdbacks. Estimated product returns are recorded as a reduction in revenues.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting For Income Taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported, if, based on the weight of available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability is established in the consolidated financial statement to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position.

The Company has adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

Upon review and analysis, the Company has concluded that no FIN 48 effects are present as of December 31, 2008. For the year ended December 31, 2007, the Company did not identify and record any liabilities related to unrecognized income tax benefits.

Stock-based compensation  -  Compensation expense associated with the granting of stock-based awards to employees and directors is recognized in accordance with Statement of Financial Accounting Standards No. 123 Revised 2004, Share Based Payment (SFAS 123(R)) and related interpretations. SFAS 123(R) requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. Compensation expense associated with the granting of stock awards to non-employees is recognized in accordance with Emerging Issues Task Force (“EITF”) 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 107, which offers guidance on SFAS 123(R). SAB No. 107 was issued to assist preparers by simplifying some of the implementation challenges of SFAS 123(R) while enhancing the information that investors receive. SAB No. 107 creates a framework that is premised on two overarching themes: (a) considerable judgment will be required by preparers to successfully implement SFAS 123(R), specifically when valuing employee stock options; and (b) reasonable individuals, acting in good faith, may conclude differently on the fair value of employee stock options. Key topics covered by SAB No. 107 include valuation models, expected volatility and expected term.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 in developing an estimate of expected term of stock options in accordance with SFAS No. 123(R). Under SAB No. 110, the staff will continue to accept, under certain circumstances, the use of the simplified method permitted under SAB No. 107 beyond December 31, 2007.

Basic and Diluted Net Income (Loss) per share - Loss Per Share — We compute basic and diluted net income (loss) per share amounts pursuant to the SFAS No. 128, Earnings per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the period.

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

The following tables summarize the weighted average shares outstanding for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Basic weighted average shares outstanding	19,447,587	250,000
Less: effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	19,447,587	250,000
Anti-dilutive stock options not included in above calculation	4,680,000	-
Anti-dilutive warrants not included in above calculation	75,000	-

In connection with the Company’s acquisitions of the assets of Pieces and Vibrantads, and the membership interests of Digital Instructor, under share reset provisions in each of the respective acquisition agreements, a potential maximum number of shares issuable to each of the above is 250,000, 262,500, and 2,800,000, respectively.

In connection with the Company’s acquisition of the assets of Bay Harbor, 150,000 shares currently in Escrow is issuable based upon the Bay Harbor assets achieving certain revenue and profit milestones.

Internally Developed Software Costs — The Company accounts for internally developed software in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. After technical feasibility has been established, the Company will capitalize the cost of its software development process. For the years ended December 31, 2008 and 2007, the Company expensed $57,550 and $0, respectively, in product development expenses that the Company deemed had not yet reached technical feasibility.  At December 31, 2008, there were no capitalized internally developed software costs.

Goodwill, Other Intangible Assets, and Long-Lived Assets - Goodwill represents costs in excess of fair values assigned to the underlying net assets that have been acquired. The Company has adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The company tests its goodwill for impairment annually in its fourth quarter.

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

Off-Balance Sheet Arrangements - At December 31, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Foreign Currency Translation - Translation gains and losses related to monetary assets and liabilities denominated in a currency different from the Company’s functional currency are included in interest and other income, net, in the consolidated statements of operations. The Company has currently not hedged any of its foreign currency denominated monetary assets or liabilities.

Comprehensive (Loss) Income - We report comprehensive (loss) income in accordance with SFAS No. 130, Reporting Comprehensive Income, which established the standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. For the years ended December 31, 2008 and 2007, the Company’s comprehensive (loss) income was the same as net (loss) income.

RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and estimates summarized above as well as our consolidated financial statements and notes thereto contained in Item 8 of this report. The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated.

	Year Ended December 31,		2008 - 2007 Incr (decr)				% of Revenues

	2008 ($)	2007 ($)		$		%	2008	2007
Revenues:
Marketing platform services	7,007,367	1,770,338	5,237,029		295.8		85.2	100.0
Products	1,218,189	-	1,218,189		n/a		14.8	-
Total revenues:	8,225,556	1,770,338	6,455,218		364.6		100.0	100.0

Cost of revenues:
Marketing platform services	5,537,863	1,328,322	4,209,541		316.9		67.3	75.0
Products	354,405	-	354,405		n/a		4.3	-
Amortization of acquired product licenses	53,699	-	53,699		n/a		0.7	-
Total cost of revenues:	5,945,967	1,328,322	4,617,645		347.6		72.3	75.0

Gross profit	2,279,589	442,016	1,837,573	415.7	27.7	25.0
Operating expenses:
Product development	57,550	-	57,550	n/a	0.7	- -
Sales and marketing	2,924,654	18,438	2,906,216	15,762.1	35.6	1.0
General and administrative	1,350,250	39,823	1,310,427	3,290.6	16.4	2.3
Amortization of intangible assets	68,972	-	68,972	n/a	0.8	-
Impairment of intangible assets	310,000	-	310,000	n/a	3.8	-
Total operating expenses	4,711,426	58,261	4,653,165	7,986.8	57.3	3.3
Operating (loss) income	(2,431,837)	383,755	(2,815,592)	(733.7%)	(29.6)	21.7
Interest and other income, net	24,756	2,320	22,436	967.1%	0.3	0.1
(Loss) income before provision for income taxes	(2,407,081)	386,075	(2,793,156)	(723.5%)	(29.3)	21.8
Provision for income tax (benefit) expense	(33,983)	-	(33,983)	n/a	(0.4)	-
Net (loss) income	(2,373,098)	386,075	(2,759,173)	(714.7%)	(28.9)	21.8

Revenues – Revenues increased 364.6% from $1,770,338 in 2007 to $8,225,556. The increase was primarily the result of an increase of 295.8% in our marketing platform services segment revenue from increasing our customer base and number of advertising offers, expanding into display based marketing, lead generation (from our acquisition of Bay Harbor Marketing, LLC), and adding affiliates to our distribution network which expanded our publishing reach. In addition, our 2008 revenue includes $1,218,189 in revenue generated from our products segment resulting from our acquisition of Digital Instructor, LLC on August 12, 2008.

Our revenues are impacted by the mix of advertising offers or products we market, changes in consumer demand for these offers and products, and changes in our customer base. Our 2008 year included a very strong mobile offer we marketed. Changes in consumer demand and increased competitors in the space could cause revenue from these types of offers to change significantly.

A portion of our revenues are denominated in the Euro and British Pounds. We are therefore subject to foreign currency exchange rate exposure. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging and we do not enter into currency derivative financial instruments for trading or speculative purposes.

Cost of Revenues - Marketing platform services cost of sales in 2008 increased 316.9% compared to 2007. The increase primarily reflected the increased costs of media buys necessary to generate the increased revenue described above.

Marketing platform services cost of revenues for 2008 and 2007, consisted of the following:

	2008	2007
Costs of affiliates	$692,203	$869,916
Costs of media buys	4,727,123	433,815
Costs of affiliate network software	12,029	-
Costs of promotional insurance and compliance	43,100	-
Costs of web site development and hosting	29,384	24,591
Merchant service fees	4,499	-
Promotional product fulfillment costs	21,518	-
Supplies	2,751	-
Shipping and handling	5,256	-
Total	$5,537,863	$1,328,322

Our products costs of revenues consist of the costs of consumer learning products from our Digital Instructor subsidiary that we acquired on August 12, 2008.

Products cost of revenues for 2008 and 2007 consisted of the following:

	2008	2007
Cost of inventory sold, manufacturing and distribution costs	$67,923	$-
Inventory write-downs	24,354	-
License fees	278	-
Merchant service fees	226,702	-
Salaries and benefits	35,148	-
Total	$354,405	$-

In 2008, we incurred $53,699 in amortization of acquired product licenses that are included in costs of revenues. This amount represents the amortization of acquired product license agreements in connection with our acquisition of Digital Instructor. The value assigned to acquired product license agreements is $700,000 and is being amortized straight line over 5 years.

Gross profit

Marketing platform services gross profit decreased from 25.0% of revenue in 2007 to 21.0% of revenue in 2008.  This decrease in gross profit percentage was the result of increased cost of media buys to support our growth in revenue.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our revenue from each of our operating segments.

Operating expenses

Product development expenses - During 2008, our product development expenses were $57,550. There were no product development expenses incurred in 2007. Product development costs consisted primarily of the costs of software projects and platforms for our promotional advertising and affiliate network initiatives that we determined at time of occurrence were not yet probable to be completed and not ready to perform the functions they were intended for. Costs of internally developed software will be capitalized upon our determining the technical feasibility of the software in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.

Sales and marketing expenses increased $2,906,216 or 15,762.1% in 2008 compared to 2007. This increase reflects the changes in the Company over the last year as we structured for growth through increased headcount staffing. In addition, the increase also relates to advertising payments made to affiliates for our Digital Instructor, LLC products, which became part of our product portfolio through the acquisition of Digital Instructor, LLC on August 12, 2008.

General and administrative expenses increased by $1,310,427 to $1,350,250 (3,290.6%) in 2008 compared to 2007. This increase reflects moving from a small two person privately-held early-stage start-up company with little overhead to a public reporting company with forty-two employees.  Primarily, we incurred more personnel costs, stock compensation costs, legal, accounting, facility costs, and tax planning and compliance fees in 2008 compared to 2007.

Amortization of intangible assets represents the amortization of purchased intangibles related to the Company’s acquisitions of the membership interests of Digital Instructor, LLC, and the assets of Bay Harbor Marketing, LLC.

Amortization of intangible asset expense beyond 2008 is estimated below:

Year ended December 31
2009	$327,498
2010	319,073
2011	290,055
2012	268,288
2013	162,416
Total	$1,367,330

Impairment of intangible assets - During 2008, the Company determined that certain intangible assets acquired from Vibrantads, LLC were impaired and had no remaining terminal value to the Company. These intangible assets were comprised primarily of acquired customer databases and acquired platforms. Accordingly, the full purchase cost of these intangible assets was impaired. The impairment charge related to the Company’s marketing platform services segment.

Interest and other income (expense), net

Interest and other income (expense) in 2008 increased $22,436 to $24,756 from $2,320 in 2007.  This increase was primarily the result of the interest we received on our short term investments from the gross proceeds of $5.8 million in private equity we raised in March and April of 2008, partially offset by foreign exchange losses we incurred on our Euro denominated accounts receivable and the interest imputed on our promissory notes.

A portion of our revenues are denominated in the Euro and British Pounds. We are therefore subject to foreign currency exchange rate exposure. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging and we do not enter into currency derivative financial instruments for trading or speculative purposes.

Provision for income tax expense (benefit)

During 2008, we recorded a total income tax benefit of $33,983. This amount primarily relates to deferred tax recoveries on the intangible assets we acquired from our acquisition of Digital Instructor, LLC.

We have incurred taxable losses for U.S. federal and state purposes. We have not recognized any income tax benefits on those losses because their realization is uncertain.

Information on income taxes for each of the last three years is located in Note 16 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had unrestricted cash, cash equivalents and short-term investments of approximately $3.2 million compared to $229,687 as of December 31, 2007. Further, our working capital was $2.2 million compared to $261,159 last year. Our primary source of liquidity is cash, cash equivalents and short term investments.  During the first half of fiscal 2008, we raised approximately $5.8 million in gross proceeds ($5.7 million in net proceeds) from the issuance of approximately 7,675,000 restricted shares of our common stock to 31 accredited investors.

The following table presents a summary of our cash flow activity for the periods set forth below:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Cash flows (used in) provided by operating activities	$(753,872)	$347,214
Cash flows used in investing activities	(3,729,728)	(228,464)
Cash flows provided by (used in) financing activities	5,161,797	(122,572)
Net increase (decrease) in cash and cash equivalents	678,197	(3,822)
Cash and cash equivalents at beginning of year	5,379	9,201

Cash and cash equivalents at end of year	$683,576	$5,379

We intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. We believe that our existing cash and cash equivalents and short-term investments will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through December 31, 2009.

In order for us to execute on our business plan for the remainder of 2009, we may need to raise additional funds through public or private debt or equity financings.  For example, depending on payment terms with our marketing affiliates, we may be required to pay our marketing affiliates commissions on leads generated for our consumer products before we collect the corresponding funds from the end consumer. To the extent we are required to pay our marketing affiliates in advance of when we receive payment, this will negatively impact the amount of cash we have on hand to grow our operations. In addition, we are often required to pay our marketing affiliates on total leads delivered which include leads related to our consumer products where the consumer has cancelled or declined the offer within the allotted time period. Our cash flow balances rely significantly on our ability to ensure that cash generated from sales of our consumer products exceed the cash paid out to our marketing affiliates. To the extent we realize high volume of end consumers who early cancel the orders of our consumer products, we will still be required to pay our marketing affiliates a commission and this could have a significant impact on our cash position and liquidity.

The sale of equity or debt securities would likely result in additional dilution to our stockholders, could require us to pledge our assets to secure the financing, and could impose restrictive covenants on us.  We cannot be certain that additional financing will be available in amounts or on terms acceptable to us, or at all.  If we are unable to obtain this additional financing, we would be required to reduce the scope of our planned expansion and sales and marketing efforts, which would harm our business, financial condition and operating results, and/or cause us to sell assets or otherwise restructure our business to remain viable.

Commitments and Significant Contractual Obligations

We have existing commitments to redeem $560,000 in principal value of promissory notes. Of this amount, $245,000 has been redeemed on March 6, 2009.  None of our promissory notes bear cash interest obligations although we impute an interest charge for financial reporting purposes.

We have outstanding operating lease commitments of $355,456, payable over the next four years.

A summary of our significant future contractual obligations and their payments follows:

Contractual Obligations	Total	2009	2010	2011		2012
Promissory Notes	$560,000	$410,000	$150,000	$-		$-
Acquisition payment obligation to Kim & Lim, LLC	300,000	300,000	-	-		-
Operating lease obligations	355,456	148,048	80,967	83,838		42,603
	$1,215,456	$858,048	$230,967	$83,838	$	$ 42,603

We also have pledged our ownership in the membership interests of Digital Instructor, LLC as security against the promissory note issued to Digital Equity Partners, LLC, an entity owned by the former members of Digital Instructor, LLC. The original principal amount of said note was $500,000; however, on March 6, 2009, the note was surrendered to Adex in exchange for a new note payable to Digital Equity Partners, LLC in the principal amount of $255,000 and a cash payment of $245,000 pursuant to an agreement among Adex, Digital Equity Partners, LLC and the former members of Digital Instructor, LLC.

Off-Balance Sheet Arrangements

We have not entered into any other material off-balance sheet arrangements or transactions.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

The Company does not utilize futures, options or other derivative instruments. We hold investments in marketable securities, which consist of certificates of deposit. We classify our marketable securities as available-for-sale. These securities are consistent with the investment objectives contained within our investment policy. The basic objectives of our investment policy are the preservation of capital, maintaining sufficient liquidity to meet operating requirements and maximizing yield.

Interest Rate Risk.  As our short-term investments consist principally of certificates of deposits which are short-term in nature, we believe our exposure to market risk on interest rate fluctuations for these investments is not significant.

Foreign Currency Exchange Risk.  Substantially all of our net revenues and costs are currently made or denominated in U.S. dollars. However, a portion of our revenues are denominated in the Euro and British Pounds. We are therefore subject to foreign currency exchange rate exposure. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging and we do not enter into currency derivative financial instruments for trading or speculative purposes.

ITEM 8 —	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Adex Media, Inc. and its subsidiaries:

We have audited the accompanying consolidated balance sheets of Adex Media, Inc. and its subsidiaries (the Company), as of December 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor have we been engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Adex Media, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Burr, Pilger & Mayer LLP
San Francisco, California
March 30, 2009

ADEX MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2008	December 31 , 2007
ASSETS
Current assets:
Cash and cash equivalents	$683,576	$5,379
Short-term investments	2,502,670	224,308
Accounts receivable, net of allowance for doubtful accounts of $19,737 and $410	521,004	188,200
Credit card holdbacks, net of allowances of $167,363 and $0	300,493	-
Inventory	57,087	-
Prepaid expenses and other current assets	97,878	-
Total current assets	4,162,708	417,887

Property and equipment, net	43,606	3,740
Intangible assets, net	1,367,330	-
Goodwill	8,448,789	-

Total assets	$14,022,433	$421,627

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$929,807	$52,817
Accrued liabilities	593,907	103,911
Deferred revenue	25,709	-
Promissory notes	401,806	-
Total current liabilities	1,951,229	156,728

Promissory notes	150,000	-
Deferred tax liability	404,817	-

Total liabilities	2,506,046	156,728

Commitments and Contingencies

Stockholders’ Equity:
Common Stock, $0.0001 par value; 150,000,000 shares authorized, 31,202,347 and 250,000 shares issued and outstanding at December 31, 2008 and December 31, 2007	3,120	25
Additional paid-in capital	13,808,966	187,475
(Accumulated deficit) retained earnings	(2,295,699)	77,399
Total stockholders’ equity	11,516,387	264,899

Total liabilities and stockholders’ equity	$14,022,433	$421,627

The accompanying notes are an integral part of these consolidated financial statements.

ADEX MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31
	2008	2007
Revenues:
Marketing platform services	$7,007,367	$1,770,338
Products	1,218,189	-
Total revenues	8,225,556	1,770,338

Cost of revenues:
Marketing platform services	5,537,863	1,328,322
Products	354,405	-
Amortization of acquired product licenses	53,699	-
Total cost of sales	5,945,967	1,328,322

Gross profit	2,279,589	442,016

Operating expenses:
Product development	57,550	-
Sales and marketing	2,924,654	18,438
General and administrative	1,350,250	39,823
Amortization of intangible assets	68,972	-
Impairment of intangible assets	310,000	-

Total operating expenses	4,711,426	58,261

Operating (loss) income	(2,431,837)	383,755

Interest and other income, net	24,756	2,320

(Loss) income before provision for income taxes	(2,407,081)	386,075

Provision for income tax (benefit) expense	(33,983)	-

Net (loss) income	$(2,373,098)	$386,075

Net (loss) income per common share, basic and diluted	$(0.12)	$1.54

Weighted average common shares used in computing basic and diluted loss per share	19,447,587	250,000

The accompanying notes are an integral part of these consolidated financial statements.

ADEX MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 and 2007

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance At January 1, 2007	250,000	$25	$310,047	$(308,67676)	$1,396

Net income	-	-	-	386,075	386,0755
Dividends	-	-	(122,572)	-	(122,572)

Balance At December 31, 2007	250,000	25	187,475	77,399	264,899

Net loss	-	-	-	(2,373,098))	(2,373,098)
Issuance of common stock in connection with reverse merger and completion of private placement, net	29,274,6533	2,927	5,650,302	-	5,653,229
Issuance of common stock in connection with acquisitions	1,677,694	168	7,898,529	-	7,898,697
Stock based compensation	-	-	664,091	-	664,091
Dividends	-	-	(591,431)	-	(591,431)

Balance At December 31, 2008	31,202,347	$3,120	$13,808,966	$(2,295,699)	$11,516,387

The accompanying notes are an integral part of these consolidated financial statements.

ADEX MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS; YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,373,098)	$386,075
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	32,050	416
Amortization of intangibles	122,670	-
Impairment of intangibles	310,000	-
Stock-based compensation	664,091	-
Deferred rent charges	6,005	-
Gain on disposition of capital asset	(516)	-
Interest from accretion of promissory notes	13,590	-
Amortization of deferred tax liability	(34,783)	-
Inventory provision for obsolesence	24,354	-
Bad debt expense	43,134	-
Allowances for charge-backs	84,106	-
Changes in current assets and liabilities:
Accounts receivable	(352,614)	(179,263)
Inventory	(43,628)	-
Prepaid expenses and other current assets	(95,342)	-
Credit card holdbacks	(53,050)	-
Accounts payable	580,575	36,075
Accrued liabilities	292,874	103,911
Deferred revenue	25,709	-

Net cash (used in) provided by operating activities	(753,873)	347,214

Cash flows from investing activities:
Purchase of short-term investments	(4,137,205)	(373,308)
Proceeds from sale of short-term investments	1,858,843	149,000
Acquisition of assets of Vibrantads, LLC and Bay Harbor Marketing, LLC, and membership interests of Digital Instructor, LLC, inclusive of acquisition costs	(1,453,445)	-
Cash acquired in connection with acquisition of membership interests in Digital Instructor, LLC	56,431	-
Purchase of intangible asset	(10,000)	-
Proceeds from disposition of capital asset	750	-
Purchase of property and equipment	(45,102)	(4,156)
Net cash flows used in investing activities	(3,729,728)	(228,464)

Cash flows from financing activities:
Net proceeds from private placement of common stock in connection with reverse merger	5,653,229	-
Dividends paid	(491,431)	(122,572)
Net cash flows provided by (used in) financing activities	5,161,798	(122,572)

Net increase (decrease) in cash and cash equivalents	678,197	(3,822)

Cash and cash equivalents, beginning of year	5,379	9,201
Cash and cash equivalents, end of year	$683,576	$5,379

Supplemental cash flow information:
Cash paid for income taxes	$800	$800
Promissory notes issued in connection with acquisitions	$560,000	$-
Value of common shares issued in connection with acquisition
of membership interests in Digital Instructor, LLC	$5,616,000	$-
Value of common shares issued in connection with acquisition
of assets of Vibrantads, LLC	$531,563	$-
Value of common shares issued in connection with acquisition
of assets of Bay Harbor Marketing, LLC	$1,676,187	$-
Discount on promissory notes issued	$(21,784)	$-
Earn-out due to Pieces Media, LLC recorded as dividends	$100,000	$-
Value of common shares issued as finders’ fees in connection with
Acquisitions of Digital Instructor, LLC and Bay Harbor Marketing, LLC	$74,947	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADEX MEDIA, INC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Overview  -  Adex Media, Inc. (“we”, “us”, “our”, the “Company” or “Adex”) is the parent company of Abundantad, Inc. (“Abundantad”).  Adex was incorporated under the laws of Delaware in April 2008.  It was formed as a subsidiary of SupportSpan, Inc., a publicly reporting Nevada corporation (“SupportSpan”). On April 25, 2008, SupportSpan was consolidated into Adex for the purposes of changing its name to Adex and its place of incorporation to Delaware (the “Merger”).

Adex is an early-stage integrated Internet marketing and lead generation publisher with a focus on offering advertising customers a multi-channel Internet advertising network and broader solutions for direct advertisers and agencies. Adex’s marketing platform provides a range of services including (i) search marketing; (ii) display marketing; (iii) lead generation; and (iv) affiliate marketing. In addition, through its acquisition of the membership interests of Digital Instructor, LLC on August 12, 2008, Adex is a licensor and marketer of consumer products.  Adex’s Digital Instructor subsidiary currently sells and markets six products: (i) Overnight Genius – a comprehensive computer learning course in mastering MS Windows, MS Office, eBay, and others; (ii) Rising Star Learning – a math and language arts educational product for children; (iii) Debt Snap – an audio seminar designed to help consumers manage their debt and restore credit standing; (iv) Lucky At Love – a relationship strategy product; (v) EasyWhite Labs – a teeth whitening kit; and (vi) Acai Alive – a dietary supplement.

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

On May 14, 2008, Adex entered into an agreement and plan of merger by and among Adex Media Acquisition, Inc., a wholly-owned subsidiary of Adex and Abundantad, a privately held Nevada corporation.  Also on May 14, 2008, Abundantad entered into an agreement with Kim and Lim LLC, DBA Pieces Media (“Pieces”) whereby the principals of Pieces agreed to sell substantially all the assets and liabilities of Pieces, except cash on hand, to Abundantad and the principals of Pieces agreed to become employees of Abundantad. The purchase price was comprised of $250,000 in cash, 250,000 shares of restricted common stock of Abundantad, and an additional contingent $300,000 payable on May 14, 2009 (provided the principals of Pieces are employees of Adex in good standing on such date.)  The agreement also includes a minimum public market value for the shares after one year, and a performance bonus based upon meeting certain revenue targets for calendar 2008.

Prior to the aforementioned mergers on May 14, 2008, Abundantad privately raised approximately $5.8 million in gross proceeds (approximately $5.7 million in net proceeds) from the sale of common stock to accredited investors.

The merger with Abundantad was accounted for as a reverse acquisition and recapitalization. In connection with Abundantad’s purchase of the assets and liabilities of Pieces, Pieces is deemed the acquirer for accounting purposes and Adex is deemed the acquired company.  Accordingly, Pieces’ historical financial statements for periods prior to the acquisition become those of Adex retroactively restated for, and giving effect to, the number of shares received in the merger with Abundantad.  The historical retained earnings of Pieces are carried forward after the acquisition. The $491,431 cash paid to Pieces in 2008 has been recorded as a dividend to shareholders in the consolidated financial statements.  Operations reported for periods prior to the merger with Abundantad are those of Pieces. Earnings per share prior to the merger with Abundantad are restated to reflect the equivalent number of shares received by Pieces. Operations reported for the year ended December 31, 2008 include the earnings of Pieces for the full twelve months of 2008 and the earnings of Adex and Abundantad from May 14, 2008 to December 31, 2008.

Acquisition of assets of Vibrantads, LLC  - On July 21, 2008, we entered into an Asset Purchase Agreement,pursuant to which we acquired substantially all the assets of Vibrantads, LLC (“Vibrantads”), a California limited liability company. Vibrantads was engaged in on-line promotions and affiliate network marketing.  The asset purchase was completed on July 21, 2008. The purchase price for the Vibrantads assets consisted of the following: (i) $70,000 at the closing; (ii) 112,500 restricted shares of our common stock at closing; and (iii) a promissory note in favor of the sole selling member of Vibrantads in the principal amount of $60,000 with no interest thereon, and having a maturity date that is twelve months from July 21, 2008, the closing date.

As part of the transaction, we entered into a lockup and share release agreement (the “Lockup”) which restricts the sole selling member from selling the shares until certain prescribed intervals. The Lockup begins to lapse twelve months after the closing date with all restrictions under the Lockup lapsing eighteen months after the closing date.

The 112,500 shares are subject to a reset provision that takes effect twelve months after the closing date and compares the volume-weighted average price (the “VWAP”) of Adex common stock for the ten days preceding the reset date to a contractually guaranteed minimum price per share.  On such reset date, in the event the VWAP is less than $2.50 per share, the Company will issue an additional number of shares of common stock as necessary to provide the seller with the benefit of the guaranteed minimum price. The reset is subject to a maximum floor value for the VWAP of $0.75 per share.

Acquisition of membership interests of Digital Instructor, LLC  - On August 12, 2008, we entered into a Membership Interest Purchase Agreement (“MIPA”) with the ten members (the “Members”) of Digital Instructor, LLC (“Digital Instructor”), a Colorado limited liability company, to purchase all outstanding membership interests (“Membership Interests”) of Digital Instructor. The Membership Interest purchase was completed on August 12, 2008.

Digital Instructor was engaged in the business of licensing, selling, and marketing consumer learning products through proprietary technologies.  It distributes its products to customers nationwide on both physical media and via digital delivery for use with personal computers and other devices. Digital Instructor is based in Boulder, Colorado.

The purchase price for the Membership Interests consisted of the following:

(i)	$1,000,000 in cash at closing;
(ii)
A Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 payable on February 12, 2009 (subsequently amended to March 9, 2009 and thereafter further amended as discussed below);

(iii)
1,200,000 restricted shares of our common stock (the “Shares”).  The Shares are subject to a lockup and share release agreement which restricts the Members from selling the Shares until certain prescribed intervals; and

(iv)
An additional amount up to $500,000 payable within a certain period of time following August 12, 2009, subject to Digital Instructor achieving certain gross revenue performance milestones (the “Earn Out”), which was subsequently amended pursuant to an agreement between Adex and the Members dated March 6, 2009.

We issued the Note to Digital Equity Partners, LLC (“Digital Equity Partners”), a Colorado limited liability company owned by the former selling Members of Digital Instructor and formed for the purpose of holding the Note. The Note’s principal amount of $500,000 bears no interest. The Note had an original maturity date of February 12, 2009 (subsequently amended) and contained customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

As part of the transaction, we entered into a security agreement with Digital Equity Partners for purposes of collateralizing the Note (the “Security Agreement”).  The Security Agreement was subsequently amended pursuant to an agreement dated March 6, 2009. Under the Security Agreement, the Members were given a first priority security interest in the Membership Interests purchased by us.

The Shares were subject to two reset provisions over twelve months. The first reset provision took effect six months after the closing date (the “Six Month Reset”) and applied to the first six hundred thousand (600,000) Shares pursuant to a formula that compared the volume-weighted average price (the “VWAP”) of Adex common stock for the twenty days preceding the Six Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP was less than $2.50 per share at the Six Month Reset, the Company was to issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price. The Six Month Reset was subject to a maximum floor value for the VWAP of $0.75 per share.  On February 12, 2009, we determined the VWAP was $1.47 and accordingly, 420,039 additional shares were issued to the Members.

The second reset provision will occur twelve months after the closing date (the “Twelve Month Reset”) and will adjust the second 600,000 Shares pursuant to a formula that compares the VWAP of the Company’s stock for the twenty days preceding the Twelve Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP is less than $2.50 per share at the Twelve Month Reset, we will issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price. The Twelve Month Reset is subject to a maximum floor value for the VWAP of $0.75 per share.

As part of the transaction, we entered into a lockup and share release agreement (the “Lockup”) which restricts the Members from selling the Shares until certain prescribed intervals. The Lockup begins to lapse twelve months after the closing date with all restrictions under the Lockup lapsing eighteen months after the closing date.

Concurrent with the closing, the Managing Member of Digital Instructor (the “Employee”), entered into an employment agreement with the Company. Employee will remain the sole manager of Digital Instructor during the term of his employment with the Company, subject to the Company’s discretion.

On March 6, 2009, we, Digital Equity Partners, and the Members entered into an Agreement (the “Agreement”) pursuant to which:

(i)
Digital Equity Partners surrendered the Note and we issued to Digital Equity Partners in exchange for the Note (a) a new note payable to Digital Equity Partners in the principal amount of $255,000 (the “New Note”) and (b) a cash payment of $245,000 on the Effective Date (the “Cash Payment”) of the Agreement;

(ii)	the Security Agreement under the Note was amended to reflect Digital Equity Partners’ amended security interest in the principal amount of $255,000 under the New Note; and
(iii)	certain provisions of the MIPA including without limitation, the Earn Out and the Earn Out Period, were amended.

Pursuant to the New Note, we agree to pay Digital Equity Partners the following amounts on the following dates:

(i)	$52,500 on the earlier of (i) ninety days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event;
(ii)
$52,500 on the earlier of (i) one hundred eighty days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event; and

(iii)
$150,000 on the earlier of (i) February 12, 2010, (ii) when such amount is declared due and payable  by the holder upon or after the occurrence of an Acceleration Event and (iii) when such amount is declared due and payable by holder upon or after the occurrence of the Company’s termination of the Employee’s employment other than for Cause (as defined in the Agreement) prior to February 12, 2010.

The New Note contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

Under the Agreement, we, Digital Equity Partners and the Members agreed to a mutual release of claims arising out of the MIPA prior to the Effective Date of the Agreement.

Under the MIPA, the Earn Out provision was amended with respect to one of the Members’ pro rata portion of the Earn Out, which is equal to an amount up to $150,000.  Such amendment extends the Earn Out Period to include the period commencing on February 12, 2009 and ending on February 12, 2010.

Acquisition of assets of Bay Harbor Marketing, LLC  - On August 29, 2008, we entered into an asset purchase agreement,pursuant to which we acquired substantially all the assets of Bay Harbor Marketing, LLC (“Bay Harbor”), a California limited liability company. The asset purchase was completed on August 29, 2008.

Bay Harbor is engaged in providing marketing solutions, focusing exclusively on the financial services market.

The purchase price for the Bay Harbor assets consisted of the following: (i) $50,000 paid to Bay Harbor at the closing; (ii) 50,000 restricted shares of our common stock (the “Closing Shares”) issued to Bay Harbor on the closing date, subject to a contractual lock-up and share release agreement (the “Lock-Up Agreement”); (iii) 152,151 restricted shares of our common stock issued to the managing member of Bay Harbor, on the closing date; (iv) 147,273 restricted shares of our common stock issued to a creditor of Bay Harbor, on the closing date; and (v) an additional amount of up to 150,000 restricted shares of our common stock (the “Earn Out Shares”) issued to an escrow agent on the closing date in the name of Bay Harbor pursuant to an escrow agreement (the “Escrow Agreement”).  The  Earn Out Shares are subject to the Lock-Up Agreement and all or part of the Earn Out Shares are subject to release from escrow within a certain period of time following August 29, 2009, in accordance with an earn-out formula setting forth certain net revenue and net profit margin performance targets for the Bay Harbor assets.

Basis of Presentation - Abundantad was formed on February 4, 2008. On May 14, 2008, Abundantad acquired substantially all the assets and liabilities of Pieces. Also on May 14, 2008, Abundantad, via a reverse merger, became a wholly-owned subsidiary of Adex. The financial information presented as of December 31, 2007 reflect the balance sheet and results of operations of Pieces as a standalone entity as of and for these periods. The results of operations presented for the year ended December 31, 2008 include the results of operations for Pieces for the full twelve months and the results of Adex and Abundantad for the period from May 14, 2008 through December 31, 2008. The consolidated financial statements include the accounts as described above as well as the Company’s  additional subsidiaries, all of which are wholly owned. These include (i) Digital Instructor, LLC; and (ii) Adex Pieces, Inc. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period.  Such estimates, include but are not limited to, (i) provision for doubtful accounts; (ii) accrued liabilities; (iii) estimates of when internally developed software is deemed probable to be completed and ready for intended use; (iv) assumptions on stock option forfeiture rates, expected terms, and volatility rates of our underlying shares; (v) estimates of useful lives underlying our depreciable and intangible assets; (vi) reserves for excess and obsolete inventory; (vii) asset impairments; (viii) income taxes; and (iv) reserve for credit card charge backs and returns.  Actual results could differ from those estimates.

Reclassifications  - Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents - Cash and cash equivalents include all cash balances and highly liquid investments purchased with an original maturity of three months or less.  We invest in high-grade, short-term certificates of deposit which are subject to minimal credit and market risk.

Short-Term Investments – Short-term investments consist of certificates of deposit with an original maturity date of greater than three months.  All short-term investments are classified as available-for-sale and are carried at their fair market value. At December 31, 2008 and 2007, we held certificates of deposit included in short-term investments in the amounts of $2,502,670 and $224,308, respectively. All marketable securities are classified as available-for-sale and are carried at fair value. As of December 31, 2008, there were no unrealized gains and losses on short-term investments.

Accounts Receivable - The majority of the Company’s accounts receivable are due from direct advertisers, affiliate networks, ad networks, and list managers. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Most accounts receivable are due within 15 days of the following month in which the account receivable was recognized and are stated at amounts due from customers net of an allowance for doubtful accounts. At December 31, 2008 and 2007, the balance in allowance for doubtful accounts was $19,737 and $410, respectively. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes off accounts receivable when they become uncollectible.

Fair Value of Financial Instruments - Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for our financial assets and liabilities.  The adoption of this portion of SFAS No. 157 did not have a material effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have a material effect on our financial position or results of operations.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

The Company used Level 1 inputs in measuring the fair market value of its short-term investments at December 31, 2008.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Under this Standard, the Company may elect to report financial instruments and certain other items at fair value on a contract-by-contract basis with changes in value reported in earnings. This election is irrevocable. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings that is caused by measuring hedged assets and liabilities that were previously required to use a different accounting method than the related hedging contracts when the complex provisions of SFAS No. 133 hedge accounting are not met. SFAS No. 159 is effective for years beginning after November 15, 2007 and did not have a material impact on the Company’s consolidated financial statements.

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

Revenue Recognition  - The Company's revenues consist of (i) marketing platform service revenue generated from on-line marketing, advertising, and lead generation; and (ii) revenue generated from selling and marketing consumer products. The Company evaluates revenue recognition using the following basic criteria and recognizes revenue when all four criteria are met:

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

The Company’s marketing platform service revenue consists mostly of revenue derived world-wide from direct advertisers, affiliate networks, ad networks, list managers, financial advisors, and other financial services companies. The Company’s consumer product revenue consists mostly of revenue derived from on-line consumers in the United States and Canada.

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

Product Returns - The Company provides a return policy on its consumer products allowing its customers to return any consumer product sold for up to thirty days from the date of shipment, less a twenty five percent restocking fee. A liability is recorded for estimated refunds to be incurred under the Company’s returns, which is based on various inputs including historical experience. This liability is recorded as a reduction of credit card holdbacks. Estimated product returns are recorded as a reduction in revenues.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, Accounting For Income Taxes. Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year, and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported, if, based on the weight of available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized. A liability is established in the consolidated financial statement to the extent a current benefit has been recognized on a tax return for matters that are considered contingent upon the outcome of an uncertain tax position.

The Company has adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109, or FIN 48. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain income tax positions recognized in the financial statements in accordance with SFAS No. 109. Income tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

Upon review and analysis, the Company has concluded that no FIN 48 effects are present as of December 31, 2008. For the year ended December 31, 2007, the Company did not identify and record any liabilities related to unrecognized income tax benefits.

Stock-based compensation  -  Compensation expense associated with the granting of stock-based awards to employees and directors is recognized in accordance with SFAS No. 123 Revised 2004, Share Based Payment (SFAS 123(R)) and related interpretations. SFAS 123(R) requires companies to estimate and recognize the fair value of stock-based awards to employees and directors. The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. Compensation expense associated with the granting of stock awards to non-employees is recognized in accordance with Emerging Issues Task Force (“EITF”) 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.

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

In December 2007, the SEC issued SAB No. 110, which expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107 in developing an estimate of expected term of stock options in accordance with SFAS No. 123(R). Under SAB No. 110, the staff will continue to accept, under certain circumstances, the use of the simplified method permitted under SAB No. 107 beyond December 31, 2007.

Basic and Diluted Net Income (Loss) per share - Loss Per Share — We compute basic and diluted net income (loss) per share amounts pursuant to the SFAS No. 128, Earnings per Share. Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the year.

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

The following tables summarize the weighted average shares outstanding for the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
Basic weighted average shares outstanding	19,447,587	250,000
Add: effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	19,447,587	250,000
Anti-dilutive stock options not included in above calculation	4,680,000	-
Anti-dilutive warrants not included in above calculation	75,000	-

In connection with the Company’s acquisitions of the assets of Pieces and Vibrantads, and the membership interests of Digital Instructor, under share reset provisions in each of the respective acquisition agreements, a potential maximum number of shares issuable to each of the above is 250,000, 262,500, and 2,800,000, respectively.

In connection with the Company’s acquisition of the assets of Bay Harbor, 150,000 shares currently in Escrow is issuable based upon the Bay Harbor assets achieving certain revenue and profit milestones.

Internally Developed Software Costs — The Company accounts for internally developed software in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. After technical feasibility has been established, the Company will capitalize the cost of its software development process. For the years ended December 31, 2008 and 2007, the Company expensed $57,550 and $0, respectively, in product development expenses that the Company deemed had not yet reached technical feasibility.  At December 31, 2008, there were no capitalized internally developed software costs.

Goodwill, Other Intangible Assets, and Long-Lived Assets - Goodwill represents costs in excess of fair values assigned to the underlying net assets that have been acquired. The Company has adopted the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These standards require the use of the purchase method of accounting for business combinations, set forth the accounting for the initial recognition of acquired intangible assets and goodwill and describe the accounting for intangible assets and goodwill subsequent to initial recognition. Under the provisions of these standards, goodwill is not subject to amortization and annual review is required for impairment. The impairment test under SFAS No. 142 is based on a two-step process involving (i) comparing the estimated fair value of the related reporting unit to its net book value and (ii) comparing the estimated implied fair value of goodwill to its carrying value. Impairment losses are recognized whenever the implied fair value of goodwill is less than its carrying value. The company tests its goodwill for impairment annually in its fourth quarter.

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

Off-Balance Sheet Arrangements - At December 31, 2008, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Foreign Currency Translation - Translation gains and losses related to monetary assets and liabilities denominated in a currency different from the Company’s functional currency are included in interest and other income, net, in the consolidated statements of operations. The Company has currently not hedged any of its foreign currency denominated monetary assets or liabilities.

Comprehensive (Loss) Income - We report comprehensive (loss) income in accordance with SFAS No. 130, Reporting Comprehensive Income, which established the standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. For the years ended December 31, 2008 and 2007, the Company’s comprehensive (loss) income was the same as net (loss) income.

NOTE 2. Short-Term Investments

As of December 31, 2008, the value of the Company’s short-term investments by major security type is as follows:

		Unrealized	Unrealized	Fair
	Cost	Gain	Losses	Value
December 31, 2008
Certificates of deposit	$2,502,670	-	-	$2,502,670

December 31, 2007
Certificates of deposit	$224,308	-	-	$224,308

The Company used Level 1 inputs in measuring the fair market value of its short-term investments at December 31, 2008.

Short-term investments include certificates of deposit with original maturities of greater than 90 days.

At December 31, 2008, our short-term investments had maturity dates of nine months from the date of purchase and the fair value of our short-term investments was equal to its cost.

NOTE 3.  Credit Card Holdbacks - Credit card holdbacks are reserves maintained by the credit card processors for any potential charge-backs related to the Company’s on-line sales of consumer products.  As of December 31, 2008, and December 31, 2007, the balance of credit card holdbacks was $300,493, and $0, respectively.  The Company maintains a separate accrual for charge-backs and return refunds which are both netted against the balance in credit card holdbacks.  The balance of this accrual at December 31, 2008 and 2007 was $144,040 and $0, respectively. The Company also maintains an allowance for uncollectible credit card holdbacks. The balance of this accrual at December 31, 2008 and 2007 was $23,323 and $0, respectively.

NOTE 4.  Inventory - Inventories consist of finished goods purchased from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  At December 31, 2008 and 2007, the balance in the provision for obsolete slow moving and non-saleable inventory was $24,354 and $0, respectively. All inventories are produced by third-party manufacturers, and all inventories are located at the Company’s facility in Boulder, Colorado.

NOTE 5.  Prepaid Expenses and Other Current Assets – Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid media buys and leads, and prepaid deposits on inventory and the Company’s operating leases.

NOTE 6. Property and Equipment, net

Property and equipment as of December 31, 2008 and 2007 are comprised of as follows:

	Year ended December 31, 2008	Year ended December 31, 2007
Computers and other office equipment	$75,721	$4,156
Office Furniture	44,544	—
Software Licenses	2,530	—
	122,795	4,156
Accumulated depreciation	(79,189)	(416)
Property and equipment, net	$43,606	$3,740

The Company depreciates its property and equipment using the straight line method over useful lives ranging from two to five years.  For the years ended December 31, 2008 and 2007, $32,050 and $416 in depreciation expense was included in the consolidated financial statement.

NOTE 7.  Goodwill and Intangible Assets – The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually on December 31 of each calendar year.

 On July 21, 2008, Adex acquired substantially all the assets of Vibrantads, LLC. The acquired assets became part of the marketing platform services segment.

On August 12, 2008, Adex acquired all the issued and outstanding membership interests of Digital Instructor, LLC. The consumer products offered by Digital Instructor, LLC became part of the Company’s consumer products segment following the acquisition.

On August 29, 2008, Adex acquired substantially all the assets of Bay Harbor Marketing, LLC. The acquired assets became part of the marketing platform services segment.

Intangible Assets

The components of acquired intangible assets as of December 31, 2008 and 2007, are as follows:

	2008	2007
Intangible assets acquired	$1,800,000	$-
Accumulated amortization	(122,670)	-
subtotal	1,677,330	-
Impairment	(310,000)	-
Intangible assets, net	$1,367,330	$-

For the year ended December 31, 2008, $68,971 of intangible asset amortization was recorded and included in amortization of intangible assets in the consolidated statement of operations. For the year ended December 31, 2008, $53,699 of intangible asset amortization was recorded and included in cost of revenues in the consolidated statement of operations.

Amortization of intangible asset expense beyond 2008 is estimated below:

Year ended December 31
2009	$327,498
2010	319,073
2011	290,055
2012	268,288
2013	162,416
Total	$1,367,330

The total weighted average life of all of the intangibles is approximately 4.47 years.

There were no amounts of in process research and development assets acquired during the year ended December 31, 2008, nor any written-off in the period.

During the year ended December 31, 2008, the Company determined that certain of the assets acquired in connection with the acquisition of Vibrantads were impaired. Accordingly, the Company recorded a $310,000 impairment charge.  This charge related to the Company's marketing platform services agreement.

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

	2008	2007
Balance beginning of year	$—	$-
Goodwill acquired	8,448,789	-
Goodwill impaired	—	-
Balance end of year	$8,448,789	$-

The goodwill acquired is associated with the foregoing acquisitions, all of which took place during our third fiscal quarter of 2008.

SFAS No. 142 requires that we assess goodwill for impairment at least annually or more frequently if indicators of impairment exist. Under SFAS No. 142, the fair value of the entity is compared to its carrying value and, if the fair value exceeds its carrying value, then goodwill is not impaired. If the carrying value exceeds the fair value then we will compare the implied fair value of goodwill to the carrying value of goodwill. Our impairment analysis indicated that the fair value of goodwill exceeded the carrying value of goodwill and accordingly no impairment of goodwill was required as of December 31, 2008.

Of the $8,448,789 balance in goodwill, $1,945,366 is deductible for tax purposes over a period of 15 years.

Of the foregoing balance, $1,945,366 is attributable to the marketing platform services segment and $6,503,423 is attributable to the products segment.

The factors resulting in goodwill were the name, reputation, and established key personnel acquired.

NOTE 8.  Accrued Liabilities

Accrued liabilities as of December 31, 2008 and 2007 are comprised of as follows:

	2008	2007
Accrued franchise taxes	$15,500	$—
Accrued payroll, paid time off, and employee expenses	96,530	—
Accrued bonuses	162,828	—
Accrued professional fees	130,001	—
Accrued dividends	100,000	—
Accrued payments to affiliates	4,300	103,911
Accrued credit card charge-back fees	57,280	—
Other	27,468	—
Total	$593,907	$103,911

NOTE 9.    Promissory Notes – Promissory notes as of December 31, 2008 and 2007 are comprised of the following:

	2008	2007
$60,000 promissory note; non-interest bearing, due July 21, 2009; shown net of imputed interest of $2,388	$57,612	$—

$500,000 promissory note; non-interest bearing, $245,000 due March 6, 2009; $52,500 due May 12, 2009; $52,500 due August 12, 2009; $150,000 due February 12, 2010; shown net of imputed interest of $5,806	494,194	—
Total Promissory notes	$551,806	$—

In connection with the Company’s acquisition of the assets of Vibrantads, LLC, on July 21, 2008, the Company entered into a promissory note with the sole selling member of Vibrantads in the principal amount of $60,000. The principal amount of the promissory note bears no interest. The unpaid principal amount of the promissory note shall be due and payable in its entirety on July 21, 2009. The promissory note contains customary events of default that entitle the holder thereof to accelerate the due date of the unpaid principal amount of the promissory note. The present value of the promissory note at December 31, 2008 was $57,612. The promissory note is being accreted to the value of its principal amount over a period of twelve months.

In connection with the Company’s acquisition of the membership interests of Digital Instructor, LLC, on August 12, 2008, the Company issued a senior secured promissory note in the principal amount of five hundred thousand dollars ($500,000) which was payable on February 12, 2009 (subsequently amended as set forth below). The note was issued to Digital Equity Partners, LLC, a Colorado limited liability company and wholly-owned by the selling members of Digital Instructor, which was formed for the purpose of holding the promissory note. The principal amount of the promissory note bears no interest and contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount. As part of the transaction, the Company entered into a security agreement with Digital Equity Partners, LLC for purposes of collateralizing the note. Under the security agreement, the selling members were given a first priority security interest in the membership interests purchased by the Company.

On March 6, 2009, the Company, Digital Equity Partners, and the Members entered into an Agreement (the “Agreement”) pursuant to which:

(i)
Digital Equity Partners surrendered the Note and the Company issued to Digital Equity Partners in exchange for the Note (a) a new note payable to Digital Equity Partners in the principal amount of $255,000 (the “New Note”) and (b) a cash payment of $245,000 on the Effective Date (the “Cash Payment”) of the Agreement;

(ii)	the Security Agreement under the Note was amended to reflect Digital Equity Partners’ amended security interest in the principal amount of $255,000 under the New Note; and

Pursuant to the New Note, the Company agreed to pay Digital Equity Partners the following amounts on the following dates:

(i)	$52,500 on the earlier of (i) ninety days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event;
(ii)
$52,500 on the earlier of (i) one hundred eighty days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event; and

(iii)
$150,000 on the earlier of (i) February 12, 2010, (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event and (iii) when such amount is declared due and payable by holder upon or after the occurrence of the Company’s termination of the managing member of Digital Instructor’s employment other than for Cause (as defined in the Agreement) prior to February 12, 2010.

The present value of the promissory note at December 31, 2008 was $494,194. The promissory note is being accreted to the value of its principal amount over a period of six months.

During the years ended December 31, 2008, and 2007, $8,194 and $0, of imputed interest on non-interest bearing promissory notes was included in the consolidated financial statements.

NOTE 10.    Lease Commitments - The Company leases 2,825 square feet for its corporate office headquarters in Mountain View, California under an 18-month lease agreement. This lease expires on October 31, 2009 with a monthly base rental of $6,780 per month through April 2009 and then increasing to $7,119 until the end of the lease term.

In connection with the acquisition of Digital Instructor, LLC on August 12, 2008, the Company assumed an additional two leases representing an aggregate of 7,746 square feet expiring on June 30, 2012 in Boulder, Colorado. Monthly aggregate base rentals of these two leases are $6,397 to June 2009, increasing to $6,623 to June 2010, increasing to $6,855 to June 2011, and increasing to $7,101 to June 2012.

In connection with the Company’s acquisition of the assets of Bay Harbor Marketing, LLC on August 29, 2008, the Company assumed a 1,450 square foot lease in Corte Madera, California, with a monthly base rental of $4,425 expiring in September 2010. This lease was terminated in October 2008.

Total rent expense for the years ended December 31, 2008 and 2007 was $110,895 and $26,429, respectively.

We believe that if we lost any of the foregoing leases, we could promptly relocate within ten miles of each lease on similar terms.

Approximate future minimum lease payments under non-cancelable office lease agreements are as follows:

Year ended December 31
2009	$148,048
2010	80,967
2011	83,838
2012	42,603
Total	$355,456

NOTE 11.    Stockholders’ Equity - Stockholders’ equity at December 31, 2007, has been adjusted to reflect the 250,000 shares of common stock received by Kim and Lim LLC shareholders valued at $187,500.

Abundantad was formed in February 2008.  Thereafter, in March and April 2008, Abundantad sold 7,674,703 additional shares to private investors for aggregate total gross proceeds of approximately $5.8 million (net proceeds of approximately $5.7 million.) Upon the reverse merger of Abundantad and Adex, all 29,274,653 Abundantad shares, including 50,000 shares to the former Adex principal shareholder, were exchanged and converted into Adex common shares on a one-for-one basis.

The merger with Abundantad was accounted for as a reverse acquisition and recapitalization. In connection with Abundantad’s purchase of the assets and liabilities of Pieces, Pieces was deemed the acquirer for accounting purposes and Adex was deemed the acquired company.  Accordingly, Pieces’ historical financial statements for periods prior to the acquisition become those of Adex retroactively restated for, and giving effect to, the number of shares received in the merger with Abundantad.  The historical retained earnings of Pieces were carried forward after the acquisition. The $491,431 cash paid to Pieces in 2008 has been recorded as a dividend to shareholders in the 2008 consolidated financial statements.

In connection with the purchase of substantially all the assets of Vibrantads LLC, on July 21, 2008, Adex issued 112,500 shares of its common stock to Vibrantads as part of the purchase price.

In connection with the purchase of all the membership interests of Digital Instructor LLC, on August 12, 2008, Adex issued 1,200,000 shares of its common stock to the members of Digital Instructor as part of the purchase price.  The Company also issued 5,770 shares of its common stock as a finders fee.

In connection with the purchase of substantially all the assets of  Bay Harbor Marketing, LLC, on August 29, 2008, Adex issued the following: (i) 50,000 restricted shares of its common stock to Bay Harbor Marketing LLC; (ii) 152,151 restricted shares of its common stock to the managing member of Bay Harbor Marketing LLC; (iii) 147,273 restricted shares of its common stock to a creditor of Bay Harbor Marketing LLC; and (iv) 150,000 restricted shares of its common stock to an escrow agent. The Company also issued 10,000 shares of its common stock as a finder's fee.

In the fourth quarter of 2008, the Company determined that a $100,000 performance bonus based upon meeting certain revenue targets for calendar 2008 in connection with the acquisition of Pieces had been fully earned. The value of this performance bonus has been recorded as a dividend in the consolidated financial statements.

NOTE 12.  Stock Options, Restricted Stock, Warrants, and Stock Compensation - In the year ended December 31, 2008, the Company recognized total stock-based compensation of $664,091 in connection with options and restricted stock granted under the Company’s stock option and restricted stock plan to employees and consultants.

During the year ended December 31, 2008, the Company’s Board of Directors authorized the Company to grant 203,000 shares of restricted stock to employees and contractors of the Company. Of the foregoing number of shares, 78,000 shares of restricted stock were granted to employees of the Company and 125,000 shares were granted to contractors of the Company.

During the year ended December 31, 2008, the Company’s Board of Directors authorized the Company to grant options to purchase a total of 4,680,000 shares of its common stock. Of the foregoing number of options, options to purchase 200,000 shares of the Company’s common stock were issued in the second quarter of 2008 that were exercisable at less than the fair market value of the common stock on the respective grant dates. The remaining options issued were exercisable at the fair market value of the common stock on the respective grant dates.

During the year ended December 31, 2008, options were issued with exercise prices ranging from $0.75 to $5.50.  The options vest pro-rata over one to four years and expire over five to ten years after grant date.  The total value of options granted by the Company of $4,996,171 was computed using a Black-Scholes option pricing method with the following assumptions:

Expected term (in years)	1 - 4
Risk free rate of return	1.20% - 3.53%
Volatility	80% - 100%
Dividend yield	-
Forfeiture rate	8% - 12%

The value of the options will be recognized pro- rata over the respective one to four years requisite service periods. There were no options exercised, terminated or forfeited during the periods.

The following table sets forth the total stock-based compensation expense for the years ended December 31, 2008, and 2007 from stock option and restricted stock grants to employees and contractors.

	2008	2007
Sales and marketing costs - stock options to employees	$454,673	$—
Sales and marketing costs - restricted stock to employees	28,342	—
General and administrative costs - stock options to employees	146,986	—
General and administrative costs - restricted stock to employees	4,427	—
General and administrative costs - restricted stock to contractors	29,663	—
Total stock-based employee and contractor compensation expense after income taxes	$664,091	$—

On May 15, 2008, the Board of Directors approved the Adex Media, Inc. 2008 Stock Option Plan (the “Plan”) which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, and restricted stock.

Under the Plan, options for 5,000,000 shares of common stock are reserved for issuance.  At December 31, 2008, 320,000 options were available for grant.  Options have been issued with exercise prices of between $0.75 and $5.50 per share as follows:

Options Outstanding				Options Exercisable

	Number	Weighted Avg.	Weighted Avg.	Number	Weighted Avg.
Range of Exercise Prices	Outstanding	Remaining Life (years)	Exercise Price	Exercisable	Exercise Price
$0.75 - $1.13	3,400,000	9.31	$ 0.75	33,333	$ 0.75
$1.14 - $1.70	10,000	9.42	$ 1.26	-	-
$1.71 - $3.87	670,000	9.77	$ 2.82	-	-
$3.88 - $5.50	600,000	9.59	$ 5.25	-	-
	4,680,000	9.41	$ 1.62	33,333	$ 0.75

Option activity under the Plan was as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	-	$-	-	$-
Granted	4,680,000	1.62	9.41	5,159,900
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2008	4,680,000	1.62	9.41	5,159,900
Exercisable at December 31, 2008	33,333	$0.75	4.37	$50,000

The fair value of options granted is recognized as an expense over the requisite service period.  As of December 31, 2008, the fair value of options issued by the Company was $4,996,171 of which $0 has been forfeited. The unamortized cost of stock options issued remaining at December 31, 2008 was $4,394,512 with a weighted average expected term for recognition of 3.97 years. At the time of grant, the estimated fair values per option were from $0.24 to $4.46.

The fair value of restricted stock granted is recognized as an expense over the requisite service period.  As of December 31, 2008, the fair value of restricted stock issued by the Company was $494,384 of which $0 has been forfeited. The unamortized cost of restricted stock issued remaining at December 31, 2008 was $431,952 with a weighted average expected term for recognition of 3.29 years. At the time of grant, the fair values per share were from $1.75 to $5.80.

Warrants have been issued with exercise prices of between $2.00 and $3.00 per share as follows:

Warrants	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 31, 2007	-	$-	-	$-
Granted	75,000	2.50	5.00	6,250
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2008	75,000	2.50	5.00	6,250
Exercisable at December 31, 2008	-	$-	-	$-

NOTE 13.   Concentrations

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentration of credit risk consists of short-term investments and accounts receivable.  At December 31, 2008, the Company had deposits in excess of the Federal Deposit Insurance Corporation (FDIC) limit at one U.S. based financial institution.  At December 31, 2008 and 2007, Adex had uninsured bank balances and certificates of deposit totaling approximately $2,626,088 and $129,686, respectively.  The Company maintains its bank accounts at three financial institutions.

Customer Base - In the year ended December 31, 2008, one customer accounted for 26% of consolidated revenue, one customer accounted for 15% of consolidated revenue, and a third customer accounted for 10% of consolidated revenue.  As of December 31, 2008, accounts receivable of $157,812 was due from these customers.  As of December 31, 2008, three customers accounted for an aggregate of 35% of consolidated accounts receivable.

In the year ended December 31, 2007, one customer accounted for 96% of revenue.  As of December 31, 2007, accounts receivable of $177,896 was due from this customer.

Major customers are defined as those having revenues which exceed 10% of the Company’s annual revenues.

The Company does not require collateral or other security for accounts receivable.  However, credit risk is mitigated by the Company’s ongoing evaluations and the reasonably short collection terms.  Accounts receivable are stated net of allowances for doubtful accounts.  An allowance for doubtful accounts has been provided at December 31, 2008 and 2007, based on historic trends and the Company’s expectation of collectability.  Allowance for doubtful accounts at December 31, 2008 and 2007 was $19,737 and $410, respectively.

Vendor Base - During the year ended December 31, 2008, one vendor accounted for 28% of expenditures, one vendor accounted for 17% of expenditures, and a third vendor accounted for 11% of expenditures.

During the year ended December 31, 2007, one vendor accounted for 28% of expenditures, one vendor accounted for 17% of expenditures, and a third vendor accounted for 13% of expenditures.

Major vendors are defined as those vendors having expenditures made by the Company which exceed 10% of the Company’s total expenditures.

Operations By Geographic Area - The Company's operations are domiciled in the United States. The Company does not have any active international subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained. As of December 31, 2008, all of our customer relationships were maintained from the United States although our customers include advertising and affiliate networks which are based both in the United States and internationally. In addition, the direct advertiser who places offers through an advertising or affiliate network may be located internationally as could be the end consumer who is ultimately completing the final action which triggers the action for how the Company generates revenue. However, because the customer relationships are maintained in the United States, all revenue and income from operations is allocated to the United States. The Company expects to create international subsidiaries in the next 12 to 18 months to manage customer relationships and accordingly the Company expects the proportion of revenue and income from international operations to total revenue and income from operations to be significant.

Location of Assets – Our tangible assets are located at our corporate offices in Mountain View, California and our offices in Boulder, Colorado. Our servers for hosting our platforms are located at third-party locations.

NOTE 14.     Segment Reporting - Segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements for the years ended December 31, 2008 and 2007:

Year ended December 31,	Marketing Platform Services	Products	Total

2008
Revenues	$7,007,367	$1,218,189	$8,225,556
Cost of revenues	5,537,863	408,104	5,945,967
Gross profit	1,469,504	810,085	2,279,589
Gross margin	21%	67%	28%
Unallocated operating expenses			4,711,426

Operating loss			$(2,431,837)

2007
Revenues	$1,770,338	$—	$1,770,338
Cost of revenues	1,328,322	—	1,328,322
Gross profit	442,016	—	442,016
Gross margin	25%	—	25%
Unallocated operating expenses			58,261
Operating income			$383,755

For the year ended December 31, 2008, there was $185,402 in intersegment revenue recognized by the marketing platform services segment from the products segment. This amount has been eliminated in the consolidated financial statements.

NOTE 15.     Acquisitions

Acquisition of Vibrantads, LLC

On July 21, 2008, the Company entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all the assets of Vibrantads, LLC (“Vibrantads”), a California limited liability company. Vibrantads was engaged in on-line promotions and affiliate network marketing. The purchase price for the Vibrantads assets consisted of the following: (i) $70,000 at closing; (ii) 112,500 unregistered restricted shares of Adex common stock at closing; and (iii) a promissory note in favor of the sole selling member of Vibrantads, in the principal amount of $60,000 with no interest thereon, and having a maturity date that is twelve months from July 21, 2008, the closing date. The purchase price for the Vibrantads assets was determined based on arm’s length negotiations. Prior to the acquisition, there were no material relationships between Adex and Vibrantads nor with any of either company’s affiliates, directors, officers, or any associate of such directors or officers.

The principal amount of the promissory note bears no interest. The unpaid principal amount of the promissory note is due and payable in its entirety on July 21, 2009. The promissory note contains customary events of default that entitle the holder thereof to accelerate the due date of the unpaid principal amount of the promissory note. The present value of the promissory note at December 31, 2008 was $57,612. The promissory note is being accreted to the value of its principal amount over a period of twelve months.

As part of the transaction, the Company entered into a lockup and share release agreement which restricts the sole selling member from selling the shares until certain prescribed intervals. The lockup begins to lapse twelve months after the closing date with all restrictions under the lockup lapsing eighteen months after the closing date.

The shares are subject to a reset provision that would occur twelve months after the closing date and would cover the 112,500 shares pursuant to a formula that compares the volume-weighted average price (the “VWAP”) of Adex common stock for the ten days preceding the reset to a contractually guaranteed minimum price per share.  In the event the VWAP was less than $2.50 per share, the Company would issue an additional number of shares of common stock as necessary to provide the seller with the benefit of the guaranteed minimum price. The reset is subject to a maximum floor value for the VWAP of $0.75 per share.

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

The value of the 112,500 unregistered common shares issued was $531,563 and was determined based on the closing market price of the Company’s common shares on July 21, 2008 of $5.25 per common share less a 10% discount on the fair value of the restricted shares issued.

The Company determined that applying a 10% discount to the closing market price of the Company’s common shares was appropriate given the following conditions that were present:

(i)	The shares issued were subject to a 12 month lock-up and a total of an 18 month leak out schedule.
(ii)	The shares were unregistered and therefore not transferable
(iii)	There was very liquidity and volume in the Company’s stock being traded.

The allocation of the purchase price was based upon management’s estimates and assumptions:

Intangible assets	$310,000
Goodwill	396,805
Total assets acquired	$706,805

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

During the year ended December 31, 2008, the Company determined that the intangible assets acquired from Vibrantads were impaired and had no remaining terminal value to the Company. Accordingly, an impairment charge of $310,000 was taken on these intangible assets.

For the year ended December 31, 2008, the amount of revenue and earnings/(loss) related to the foregoing assets purchased has not been separately reported. The Company believes it is impractical to compute the aforementioned amounts due to the sharing of revenue and expenses amongst the different assets in the marketing platform services segment.

The accompanying consolidated pro forma information gives effect to the Vibrantads acquisition as if it had occurred on January 1, 2007 and its results of operations were included in year ended December 31, 2008 and 2007 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of the Vibrantads assets been completed on January 1, 2007.

	Years ended December 31,
	2008 (unaudited)	2007 (unaudited)
Revenues	$8,500,561	$2,326,971

Net income (loss)	$(3,096,782)	$250,931

Income (loss) per share, basic and diluted	$(0.16)	$0.69

Acquisition of Digital Instructor, LLC

On August 12, 2008, we entered into a Membership Interest Purchase Agreement (“MIPA”) with the ten members (the “Members”) of Digital Instructor, LLC (“Digital Instructor”), a Colorado limited liability company, to purchase all outstanding membership interests (“Membership Interests”) of Digital Instructor. The Membership Interest purchase was completed on August 12, 2008.

Digital Instructor was engaged in the business of licensing, selling, and marketing consumer learning products through proprietary technologies.  It distributes its products to customers nationwide on both physical media and via digital delivery for use with personal computers and other devices. Digital Instructor is based in Boulder, Colorado.

The purchase price for the Membership Interests consisted of the following:

(i)	$1,000,000 in cash at closing;
(ii)
A Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 payable on February 12, 2009 (subsequently amended to March 9, 2009 and thereafter further amended as discussed below);

(iii)
1,200,000 restricted shares of our common stock (the “Shares”).  The Shares are subject to a lockup and share release agreement which restricts the Members from selling the Shares until certain prescribed intervals; and

(iv)
An additional amount up to $500,000 payable within a certain period of time following August 12, 2009, subject to Digital Instructor achieving certain gross revenue performance milestones (the “Earn Out”), which was subsequently amended pursuant to an agreement between Adex and the Members dated March 6, 2009.

We issued the Note to Digital Equity Partners, LLC (“Digital Equity Partners”), a Colorado limited liability company owned by the former selling Members of Digital Instructor and formed for the purpose of holding the Note. The Note’s principal amount of $500,000 bears no interest. The Note had an original maturity date of February 12, 2009 (subsequently amended) and contained customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

As part of the transaction, we entered into a security agreement with Digital Equity Partners for purposes of collateralizing the Note (the “Security Agreement”).  The Security Agreement was subsequently amended pursuant to an agreement dated March 6, 2009. Under the Security Agreement, the Members were given a first priority security interest in the Membership Interests purchased by us.

The Shares were subject to two reset provisions over twelve months. The first reset provision took effect six months after the closing date (the “Six Month Reset”) and applied to the first six hundred thousand (600,000) Shares pursuant to a formula that compared the volume-weighted average price (the “VWAP”) of Adex common stock for the twenty days preceding the Six Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP was less than $2.50 per share at the Six Month Reset, the Company was to issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price. The Six Month Reset was subject to a maximum floor value for the VWAP of $0.75 per share.  On February 12, 2009, we determined the VWAP was $1.47 and accordingly, 420,039 additional shares were issued to the Members.

The second reset provision will occur twelve months after the closing date (the “Twelve Month Reset”) and will adjust the second 600,000 Shares pursuant to a formula that compares the VWAP of the Company’s stock for the twenty days preceding the Twelve Month Reset to a contractually guaranteed minimum price per Share.  In the event the VWAP is less than $2.50 per share at the Twelve Month Reset, we will issue an additional number of shares of common stock as necessary to provide the Members with the benefit of the guaranteed minimum price. The Twelve Month Reset is subject to a maximum floor value for the VWAP of $0.75 per share.

As part of the transaction, we entered into a lockup and share release agreement (the “Lockup”) which restricts the Members from selling the Shares until certain prescribed intervals. The Lockup begins to lapse twelve months after the closing date with all restrictions under the Lockup lapsing eighteen months after the closing date.

Concurrent with the closing, the Managing Member of Digital Instructor (the “Employee”), entered into an employment agreement with the Company. Employee will remain the sole manager of Digital Instructor during the term of his employment with the Company, subject to the Company’s discretion.

On March 6, 2009, we, Digital Equity Partners, and the Members entered into an Agreement (the “Agreement”) pursuant to which:

(i)
Digital Equity Partners surrendered the Note and we issued to Digital Equity Partners in exchange for the Note (a) a new note payable to Digital Equity Partners in the principal amount of $255,000 (the “New Note”) and (b) a cash payment of $245,000 on the Effective Date (the “Cash Payment”) of the Agreement;

(ii)	the Security Agreement under the Note was amended to reflect Digital Equity Partners’ amended security interest in the principal amount of $255,000 under the New Note; and
(iii)	certain provisions of the MIPA including without limitation, the Earn Out and the Earn Out Period, were amended.

Pursuant to the New Note, we agree to pay Digital Equity Partners the following amounts on the following dates:

(i)	$52,500 on the earlier of (i) ninety days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event;
(ii)
$52,500 on the earlier of (i) one hundred eighty days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event; and

(iii)
$150,000 on the earlier of (i) February 12, 2010, (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event and (iii) when such amount is declared due and payable by holder upon or after the occurrence of the Company’s termination of the Employee’s employment other than for Cause (as defined in the Agreement) prior to February 12, 2010.

The New Note contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

Under the Agreement, we, Digital Equity Partners and the Members agreed to a mutual release of claims arising out of the MIPA prior to the Effective Date of the Agreement.

Under the MIPA, the Earn Out provision was amended with respect to one of the Members’ pro rata portion of the Earn Out, which is equal to an amount up to $150,000.  Such amendment extends the Earn Out Period to include the period commencing on February 12, 2009 and ending on February 12, 2010.

The aggregate purchase price was $7,746,990 which included the following:

Cash paid at closing		$1,000,000
Promissory note issued net of discount issued at closing date	(1)	482,372
Restricted shares of common stock issued to selling members		5,616,000
Cash paid for closing costs and finders’ fees		139,614
Restricted shares issued as finders’ fees		27,004
Accrued closing costs		40,000
Deferred tax liability		442,000
Total		$7,746,990

(1)	The principal amount of the promissory note is $500,000.

The value of the 1,200,000 unregistered common stock issued was $5,616,000 and was determined based on the closing market price of the Company’s common shares on August 12, 2008 of $5.20 per common share less a 10% discount on the fair value of the restricted shares issued.

The Company determined that applying a 10% discount to the closing market price of the Company’s common shares was appropriate given the following conditions that were present:

(i)	The shares issued were subject to a 12 month lock-up and a total of an 18 month leak out schedule.
(ii)	The shares were unregistered and therefore not transferable
(iii)	There was very liquidity and volume in the Company’s stock being traded.

The allocation of the purchase price was based upon management’s estimates and assumptions:

Current assets	$451,652
Property plant and equipment, net	27,049
Intangible assets	1,150,000
Goodwill	6,503,423
Total assets acquired	8,132,124

Current liabilities	385,134
Total liabilities assumed	385,134

Net assets acquired	$7,746,990

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

For the year ended December 31, 2008, $1,218,189 in revenue and $402,183 in net loss was included in the Company’s consolidated statement of operations.

The accompanying consolidated pro forma information gives effect to the Digital Instructor acquisition as if it had occurred on January 1, 2007 and its results of operations were included in the years ended December 31, 2008 and 2007 for a full year. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of the Digital Instructor Membership Interests been completed on January 1, 2007.

	Years ended December 31,
	2008 (unaudited)	2007 (unaudited)
Revenues	$10,567,548	$6,557,148

Net (loss) income	$(6,249,522)	$553,445

(Loss) income per share, basic and diluted	$(0.14)	$0.38

Acquisition of Bay Harbor Marketing, LLC

On August 29, 2008, the Company entered into an asset purchase agreement, pursuant to which the Company acquired substantially all the assets of Bay Harbor Marketing, LLC (“Bay Harbor”), a California limited liability company. The asset purchase was completed on August 29, 2008.

Bay Harbor is engaged in providing marketing solutions, focusing exclusively on the financial services market.

The purchase price for the Bay Harbor assets consisted of the following: (i) $50,000 paid to Bay Harbor at the closing; (ii) 50,000 unregistered restricted shares of the Company’s common stock (the “Closing Shares”) issued to Bay Harbor on the closing date subject to a contractual lock-up and share release agreement (the “Lock-Up Agreement”); (iii) 152,151 restricted unregistered shares of the Company’s common stock issued to the managing member of Bay Harbor, on the closing date; (iv) 147,273 restricted unregistered shares of the Company’s common stock issued to a creditor of Bay Harbor, on the closing date; and (v) an additional amount of up to 150,000 restricted unregistered shares of the Company’s common stock (the “Earn Out Shares”) issued to an escrow agent on the closing date in the name of Bay Harbor pursuant to an escrow agreement (the “Escrow Agreement”).  The  Earn Out Shares are subject to the Lock-Up Agreement and all or part of the Earn Out Shares are subject to release from escrow within a certain period of time following August 29, 2009, in accordance with an earn-out formula setting forth certain net revenue and net profit margin performance targets for the Bay Harbor assets. The aggregate purchase price was $1,878,562 which included the following:

Cash paid at closing	$50,000
Restricted shares of common stock issued to seller	239,850
Restricted shares of common stock issued to managing member of seller	729,868
Restricted shares of common stock issued to creditor of seller	706,469
Restricted shares issued as finders’ fees	47,943
Cash paid for closing costs	36,432
Accrued closing costs	68,000
Total	$1,878,562

The aggregate value of the aforementioned unregistered common stock issued was $1,676,187 and was determined based on the simple three day average of closing market prices of the Company’s common shares from August 27, 2008 through August 29, 2008, less a 10% discount on the fair value of the restricted shares issued. This value per share was calculated to be $5.33.

The Company determined that applying a 10% discount to the closing market price of the Company’s common shares was appropriate given the following conditions that were present:

(i)	The shares issued were subject to a 12 month lock-up and a total of an 18 month leak out schedule.
(ii)	The shares were unregistered and therefore not transferable
(iii)	There was very liquidity and volume in the Company’s stock being traded.

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

For the year ended December 31, 2008, the amount of revenue and earnings/(loss) related to the foregoing assets purchased has not been separately reported. The Company believes it is impractical to compute the aforementioned amounts due to the sharing of revenue and expenses amongst the different assets in the marketing platform services segment.

The accompanying consolidated pro forma information gives effect to the Bay Harbor acquisition as if it had occurred on January 1, 2007 and its results of operations were included in the years ended December 31, 2008 and 2007 for the full period. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of the Bay Harbor assets been completed on January 1, 2007.

	Years ended December 31,
	2008 (unaudited)	2007 (unaudited)
Revenues	$8,888,040	$2,166,634

Net (loss) income	$(2,950,459)	$138,982

(Loss) income per share, basic and diluted	$(0.15)	$0.23

The accompanying consolidated pro forma information gives effect to the acquisitions of Vibrantads, Digital Instructor, and Bay Harbor as if all three had occurred on January 1, 2007 and its results of operations were included in the years ended December 31, 2008 and 2007. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the foregoing three acquisitions been completed on January 1, 2007.

	Years ended December 31,
	2008 (unaudited)	2007 (unaudited)
Revenues	$11,505,037	$7,510,077

Net (loss) income	$(4,062,266)	$171,208

(Loss) income per share, basic and diluted	$(0.20)	$0.09

NOTE 16 – Income Taxes

Effective January 1, 2008, we adopted Financial Accounting Standards Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“FIN 48”). As a result of adoption of FIN 48, no charges have been recognized to the Company’s accumulated deficit as of January 1, 2008. Also as a result of the adoption of FIN 48, we have not recorded any reduction to deferred tax assets for unrecognized tax benefits. As of December 31, 2008, there was no unrecognized tax benefit and therefore no increase and no offsetting valuation allowance. In addition, we do not expect any material changes to the estimated amount of the liability associated with our uncertain tax positions within the next twelve months.

We file income tax returns in the U.S. federal jurisdiction, California, and various state jurisdictions in which we have a subsidiary or branch operation. The tax years 2007 and 2008 remain open to examination by the U.S. and state tax authorities.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, we had no accrued interest or penalties associated with unrecognized tax benefits.

The components of the provision (benefit) for income taxes are as follows:

	2008	2007
Total pre-tax book loss	$(2,407,081)	$386,075

The components of the provision (benefit) for income taxes are as follows:

	2008	2007

Current:
Federal	$-	$-
State	3,200	-

	3,200	-
Deferred:
Federal	(21,277)	-
State	(15,906)	-

	(37,183)	-

Total provision (benefit) for income taxes	$(33,983)	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	December 31, 2008	December 31, 2007
Deferred tax assets:
Net operating loss carryforwards	$429,628	$-
Accruals and reserves	204,958	-
Depreciation and amortization	100,694	-
Stock-based compensation	178,032	-

	913,312	-

Deferred tax liabilities:
Intangible assets	(404,817)	-

Net deferred tax assets (liabilities)	508,495	-

Valuation allowance	(913,312)	-
Net deferred tax assets (liabilities)	$(404,817)	$-

The difference between the provision for (benefit from) income taxes and the amount computed by applying the federal statutory income tax rate to net income (loss) before provision for (benefit from) income taxes is explained below:

	December 31, 2008	December 31, 2007

Federal income tax at statutory rates	$(818,407)	$-
State taxes, net of federal benefit	(126,622)	-
Stock-based compensation expense	83,781	-
Other	7,931	-
Change in valuation allowance	819,335	-

Provision (benefit) for income taxes	$(33,893)	$-

Due to the Company’s lack of earnings history, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $913,312 during 2008.

Utilization of the Company’s net operating loss may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code of 1986. The annual limitation may result in the expiration of net operating losses and credits before utilization.

At December 31, 2008, the Company had net operating loss carry-forwards for federal and state tax purposes of approximately $1,087,762 and $1,136,580, respectively. The federal net operating loss carry-forwards will begin to expire in 2027, and state net operating loss carry-forwards begin to expire in 2017 through 2027 if not utilized.

NOTE 17.     Related Party Transactions

As reported in Note 14, one of the Company’s customers accounted for 15% of its consolidated revenue in 2008 and 96% of its consolidated revenue in 2007. The Company’s Chief Executive Officer, Scott Rewick, was one of the original founders of this Company and is estimated to currently own approximately 3% - 5% of the outstanding shares of this Company.

NOTE 18.     New Accounting Pronouncements

SFAS 157

Effective January 1, 2008, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, for our financial assets and liabilities.  The adoption of this portion of SFAS No. 157 did not have any effect on our financial position or results of operations and we do not expect the adoption of the provisions of SFAS No. 157 related to non-financial assets and liabilities to have an effect on our financial position or results of operations.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Upon review and analysis, the Company has concluded that no FIN 48 effects are present as of December 31, 2008. For the year ended December 31, 2007, the Company did not identify and record any liabilities related to unrecognized income tax benefits.

EITF 07-03

In June 2007, the EITF reached a consensus on EITF No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities, or EITF 07-03. EITF 07-03 specifies the timing of expense recognition for non-refundable advance payments for goods or services that will be used or rendered for research and development activities. EITF 07-03 was effective for fiscal years beginning after December 15, 2007, and early adoption is not permitted. Adoption of EITF 07-03 has not had a material impact on the Company’s consolidated financial statements.

EITF 07-01

In December 2007, the EITF reached a consensus on EITF No. 07-01, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property, or EITF 07-01. EITF 07-01 discusses the appropriate income statement presentation and classification for the activities and payments between the participants in arrangements related to the development and commercialization of intellectual property. The sufficiency of disclosure related to these arrangements is also specified. EITF No.07-01 is effective for fiscal years beginning after December 15, 2008. As a result, EITF No. 07-01 is effective for the Company in the first quarter of fiscal 2009. The Company does not believe EITF No. 07-01 will have a material impact on its condensed consolidated financial statements.

SFAS 141(R) and SFAS 160

In December 2007, the FASB issued Statement No. 141(Revised 2007), Business Combinations  (SFAS 141(R)) and Statement No. 160,  Accounting and Reporting of Non-controlling Interests in Consolidated Financial Statements , an amendment of ARB No. 51 (SFAS 160). These statements will significantly change the financial accounting and reporting of business combination transactions and non-controlling (or minority) interests in consolidated financial statements. SFAS 141(R) requires companies to: (i) recognize, with certain exceptions, 100% of the fair values of assets acquired, liabilities assumed, and non-controlling interests in acquisitions of less than a 100% controlling interest when the acquisition constitutes a change in control of the acquired entity; (ii) measure acquirer shares issued in consideration for a business combination at fair value on the acquisition date; (iii) recognize contingent consideration arrangements at their acquisition-date fair values, with subsequent changes in fair value generally reflected in earnings; (iv) with certain exceptions, recognize pre-acquisition loss and gain contingencies at their acquisition-date fair values; (v) capitalize in-process research and development (IPR&D) assets acquired; (vi) expense, as incurred, acquisition-related transaction costs; (vii) capitalize acquisition-related restructuring costs only if the criteria in SFAS 146,  Accounting for Costs Associated with Exit or Disposal Activities , are met as of the acquisition date; and (viii) recognize changes that result from a business combination transaction in an acquirer’s existing income tax valuation allowances and tax uncertainty accruals as adjustments to income tax expense. SFAS 141(R) is required to be adopted concurrently with SFAS 160 and is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (the Company’s fiscal 2009). Early adoption of these statements is prohibited. The Company believes the adoption of these statements will have a material impact on significant acquisitions completed after December 31, 2008.

SFAS 161

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities -an amendment of SFAS 133 or SFAS 161. SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires: (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. This standard shall be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 and early application is encouraged. The Company does not expect the adoption to have a material impact on its consolidated financial statements.

SFAS 162

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with US GAAP for non-governmental entities. SFAS No. 162 is effective 60 days following the Securities and Exchange Commissions’ approval of the Public Company Accounting Oversight Board amendments to AU Section 411, the meaning of Present Fairly in Conformity with GAAP. The Company is in the process of evaluating the impact, if any, of SFAS 162 on its consolidated financial statements.

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

FSP FAS 142-3

 In April 2008, the FASB issued FSP 142-3, Determination of the Useful Life of Intangible Asset, or FSP 142-3. FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. The Company believes the implementation of this standard would have a material impact on its consolidated financial position and results of operations.

FSP FAS 157-3

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market of that Asset is not Active, or FSP 157-3. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. The Company is currently evaluating the effect the adoption of FSP 157-3 will have on its consolidated results of operations and financial condition.

EITF 07-5

 In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock, or EITF 07-5. EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. It also clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

EITF 08-3

In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting for Lessees for Maintenance Deposits Under Lease Arrangements, or EITF 08-3. EITF 08-3 provides guidance for accounting for nonrefundable maintenance deposits. It also provides revenue recognition accounting guidance for the lessor. EITF 08-3 is effective for fiscal years beginning after December 15, 2008. The implementation of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

EITF 08-6

In November 2008, the FASB ratified EITF No. 08-6, Equity Method Investment Accounting Considerations, which applies to all investments accounted for under the equity method. The EITF clarifies the accounting for certain transactions and impairment considerations involving these investments. This EITF is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of EITF No. 08-6 to have a significant impact on its consolidated results of operations or financial position.

FSP EITF 03-6-1

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force (EITF) No. 03-6-1, Determining whether Instruments granted in Share-Based Payment Transactions are Participating Securities or FSP EITF No. 03-6-1.  Under FSP EITF No. 03-6-1, unvested share-based payment awards that contain rights to receive non-forfeitable dividends (whether paid or unpaid) are participating securities, and should be included in the two-class method of computing earnings per share. FSP EITF No. 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. It is not expected to have a significant impact on the Company’s financial statements.

EITF 08-5

In September 2008, the FASB ratified EITF Issue No. 08-5, Issuer’s Accounting for Liabilities Measured at Fair Value With a Third-Party Credit Enhancement (EITF 08-5). EITF 08-5 provides guidance for measuring liabilities issued with an attached third-party credit enhancement (such as a guarantee). It clarifies that the issuer of a liability with a third-party credit enhancement (such as a guarantee) should not include the effect of the credit enhancement in the fair value measurement of the liability. EITF 08-5 is effective for the first reporting period beginning after December 15, 2008. It is not expected to have a significant impact on the Company’s financial statements.

Note 19 – Quarterly Information (Unaudited)

	First	Second	Third	Fourth	Total

2008:
Net revenues	$690,553	$718,776	$1,817,163	$4,999,064	$8,225,556
Gross profit	$146,893	$182,532	$451,629	$1,498,535	$2,279,589
Net income (loss)	$107,664	$(661,877)	$(1,297,666)	$(521,219)1	$(2,373,098)

	First	Second	Third	Fourth	Total

2007:
Net revenues	$312,302	$367,522	$511,780	$578,734	$1,770,338
Gross profit	$117,439	$85,660	$132,832	$106,085	$442,016
Net income (loss)	$76,762	$38,360	$83,301	$187,652	$386,075

Item 9.  Changes in and Disagreements with Accountants On Accounting and Financial Disclosure.

On May 14, 2008, we dismissed Webb & Company, P.A. (“Webb”) as our independent accountants.   Webb had previously been engaged as the principal accountant to audit our financial statements.  The reason for the dismissal of Webb is that, following the consummation of the Abundantad Merger on May 14, 2008, (i) the former stockholders of Abundantad owned a significant amount of the outstanding shares of our common stock and (ii) our primary business became the business previously conducted by Abundantad.  The independent registered public accountant of Abundantad was the firm of Burr, Pilger & Mayer (“BPM”).  BPM is located at 600 California Street, Suite 1300, San Francisco, California 94108.  The decision to change accountants was approved by our board of directors on May 14, 2008. In connection with our change in accountants, there were no disagreements or reportable events required to be disclosed pursuant to Regulation S-K, Item 304(a)(1)(iv) and item 304(a)(1)(v).

ITEM 9A —	CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

(a)	Evaluation of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, management, with the participation of our CEO and CFO, conducted an evaluation regarding the effectiveness of our disclosure controls and procedures, as of the end of the last fiscal year. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are reasonably effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We intend to continue to review and document our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and we may from time to time make changes to the disclosure controls and procedures to enhance their effectiveness and to ensure that our systems evolve with our business.

(b)	Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c)	Change in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

The Company has a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial and accounting officer, and controller.  The text of the Company’s code of ethics is posted on its website at www.adex.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics.

Item 11.  Executive Compensation.

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

Item 14.  Principal Accountant Fees and Services.

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A under the Exchange Act no later than 120 days after the end of the Company’s 2008 fiscal year.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)        1.  Financial Statements.  See Item 8.  Index to Financial Statements.
            2.  Financial Statement Schedules. None.
            3.  Exhibits – See Exhibit Index attached hereto and incorporated by reference herein.

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated April 25, 2008, between SupportSpan, Inc., a Nevada corporation, and Adex Media, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on April 30, 2008)

2.2
Certificate of Ownership and Merger merging SupportSpan, Inc., a Nevada corporation, with and into Adex Media, Inc., a Delaware corporation and Corrected Certificate of Ownership and Merger merging SupportSpan, Inc., a Nevada corporation, with and into Adex Media, Inc. a Delaware corporation (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on April 30, 2008).

2.3
Articles of Merger merging SupportSpan, Inc., a Nevada corporation, with and into Adex Media, Inc., a Delaware corporation (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on April 30, 2008)

2.4
Agreement of Merger and Plan of Reorganization, dated as of April 30, 2008, by and among SupportSpan, Adex Media, Inc., and Abundantad, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008)

2.5
Certificate of Merger, merging Adex Media, Inc. with and into Abundantad, Inc., filed with the Secretary of State of the State of Delaware on May 14, 2008 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008)

2.6
Certificate of Merger, merging Adex Media, Inc. with and into Abundantad, Inc., filed with the Department of State of the State of Nevada on May 14, 2008 (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008 )

2.7	Asset Purchase Agreement dated July 21, 2008 by and between Adex Media Inc. and Vibrantads, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on July 24, 2008)
2.8
Membership Interest Purchase Agreement, dated as of August 12, 2008, by and among Adex Media, Inc. and the Members of Digital Instructor, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on August 18, 2008)

2.9
Asset Purchase Agreement dated August 29, 2008, by and between Adex Media, Inc. and Bay Harbor Marketing, LLC (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed on September 3, 2008)

3.1	Certificate of Incorporation of Adex Media, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2008)
3.2
Certificate of Correction to Certificate of Incorporation for Adex Media, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008)

3.3	By-laws of Adex Media, Inc., a Delaware corporation (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on April 30, 2008)
10.1
Form of Directors and Officers Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008)

10.2
Employment Agreement, dated May 14, 2008, by and between Abundantad, Inc. and Kim (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008)

10.3
Employment Agreement, dated May 14, 2008, by and between Abundantad, Inc. and Hom (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008)

10.4
Asset Purchase Agreement between Abundantad, Inc. and Kim & Lim, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008)

10.5
Resignation Letter from Chad Allison, dated May 14, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008)

10.6	Employee Stock Option Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008)
10.7
Lockup and Share Release Agreement dated July 21, 2008 by and between Adex Media, Inc. and Vibrantads, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 24, 2008)

10.8	Promissory Note dated July 21, 2008 by Adex Media, Inc. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 24, 2008)
10.9
Senior Secured Promissory Note, dated as of August 12, 2008, by and among Adex Media, Inc., Inc. and Digital Equity Partners, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 18, 2008)

10.10	Security Agreement, dated as of August 12, 2008, by and among Adex Media, Inc., and Digital Equity Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 18, 2008)
10.11	Form of Lockup and Share Release Agreement, dated as of August 12, 2008, by and among Adex Media, Inc., and the Members of Digital Instructor, LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on August 18, 2008)
10.12	Employment Agreement dated as of August 12, 2008 by and among Adex Media, Inc. and Dennis C. Hefter (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on August 18, 2008)
10.13	Lock-Up and Share Release Agreement dated August 29, 2008, by and between Adex Media, Inc. and Bay Harbor Marketing, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 3, 2008)
10.14	Escrow Agreement dated August 29, 2008, by and between Adex Media, Inc., Bay Harbor Marketing, LLC, and Bullivant Houser Bailey PC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on September 3, 2008)
10.15	Agreement, dated as of March 6, 2009, by and among AdEx Media, Inc., Digital Equity Partners, LLC, and the former members of Digital Instructor, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 12, 2009)
10.16
Senior Secured Promissory Note, dated as of March 6, 2009, by and among AdEx Media, Inc., and Digital Equity Partners, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 12, 2009)

14.1	Code of Ethics*
16.1
Letter from Webb & Company, P.A., dated May 14, 2008 (incorporated by reference to Exhibit 16.1 to the Current Report on Form 8-K filed on May 16, 2008, as amended on Current Report Form 8-K/A filed on July 22, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*           filed herewith.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEX MEDIA, INC.

By:	/s/ Scott Rewick
Scott Rewick
Chief Executive Officer

Date: March 31, 2009

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Rewick and Ben Zadik, or either of them, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Rewick	Chief Executive Officer and	March 31, 2009
Scott Rewick	Director
(Principal Executive Officer)

/s/ Ben Zadik	Chief Financial Officer	March 31, 2009
Ben Zadik	(Principal Financial and Accounting Officer)

/s/ Ed Roffman	Director	March 31, 2009
Ed Roffman

/s/ Ed Bernstein	Director	March 31, 2009
Ed Bernstein