Form 10-K/A
ADEX MEDIA, INC.
filed 2009-04-02
CIK 1402531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________

FORM 10-K /A
Amendment No. 1

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

EXPLANATORY NOTE

Adex Media, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009 (the “Original Filing”) to correct two typographical errors under the heading “Item 8 - Financial Statements and Supplementary Data”.  Specifically, there were typographical errors in (i) the Adex Media and Subsidiaries’ Consolidated Statements of Stockholder’s Equity Years Ended December 31, 2008 and 2007 on page F-5, with respect to the Retained Earnings (Accumulated Deficit) Balance at January 1, 2007 and (ii) Note 19 on page F-36, with respect to the 2008 Net income(loss) in the Fourth quarter column.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications. Except for the amended disclosure contained herein, this Amendment does not modify or update disclosures contained in the Original Filing.  This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

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

ADEX MEDIA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2008 and 2007

				Retained
			Additional	Earnings
	Common Stock		Paid-in	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance At January 1, 2007	250,000	$25	$310,047	$(308,676)	$1,396

Net income	-	-	-	386,075	386,075
Dividends	-	-	(122,572)	-	(122,572)

Balance At December 31, 2007	250,000	25	187,475	77,399	264,899

Net loss	-	-	-	(2,373,098)	(2,373,098)
Issuance of common stock in connection with reverse merger and completion of private placement, net	29,274,653	2,927	5,650,302	-	5,653,229
Issuance of common stock in connection with acquisitions	1,677,694	168	7,898,529	-	7,898,697
Stock based compensation	-	-	664,091	-	664,091
Dividends	-	-	(591,431)	-	(591,431)

Balance At December 31, 2008	31,202,347	$3,120	$13,808,966	$(2,295,699)	$11,516,387

The accompanying notes are an integral part of these consolidated financial statements.

ADEX MEDIA, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS; YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net (loss) income	$(2,373,098)	$386,075
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	32,050	416
Amortization of intangibles	122,670	-
Impairment of intangibles	310,000	-
Stock-based compensation	664,091	-
Deferred rent charges	6,005	-
Gain on disposition of capital asset	(516)	-
Interest from accretion of promissory notes	13,590	-
Amortization of deferred tax liability	(34,783)	-
Inventory provision for obsolesence	24,354	-
Bad debt expense	43,134	-
Allowances for charge-backs	84,106	-
Changes in current assets and liabilities:
Accounts receivable	(352,614)	(179,263)
Inventory	(43,628)	-
Prepaid expenses and other current assets	(95,342)	-
Credit card holdbacks	(53,050)	-
Accounts payable	580,575	36,075
Accrued liabilities	292,874	103,911
Deferred revenue	25,709	-

Net cash (used in) provided by operating activities	(753,873)	347,214

Cash flows from investing activities:
Purchase of short-term investments	(4,137,205)	(373,308)
Proceeds from sale of short-term investments	1,858,843	149,000
Acquisition of assets of Vibrantads, LLC and Bay Harbor Marketing, LLC, and membership interests of Digital Instructor, LLC, inclusive of acquisition costs	(1,453,445)	-
Cash acquired in connection with acquisition of membership interests in Digital Instructor, LLC	56,431	-
Purchase of intangible asset	(10,000)	-
Proceeds from disposition of capital asset	750	-
Purchase of property and equipment	(45,102)	(4,156)
Net cash flows used in investing activities	(3,729,728)	(228,464)

Cash flows from financing activities:
Net proceeds from private placement of common stock in connection with reverse merger	5,653,229	-
Dividends paid	(491,431)	(122,572)
Net cash flows provided by (used in) financing activities	5,161,798	(122,572)

Net increase (decrease) in cash and cash equivalents	678,197	(3,822)

Cash and cash equivalents, beginning of year	5,379	9,201
Cash and cash equivalents, end of year	$683,576	$5,379

Supplemental cash flow information:
Cash paid for income taxes	$800	$800
Promissory notes issued in connection with acquisitions	$560,000	$-
Value of common shares issued in connection with acquisition
of membership interests in Digital Instructor, LLC	$5,616,000	$-
Value of common shares issued in connection with acquisition
of assets of Vibrantads, LLC	$531,563	$-
Value of common shares issued in connection with acquisition
of assets of Bay Harbor Marketing, LLC	$1,676,187	$-
Discount on promissory notes issued	$(21,784)	$-
Earn-out due to Pieces Media, LLC recorded as dividends	$100,000	$-
Value of common shares issued as finders’ fees in connection with
Acquisitions of Digital Instructor, LLC and Bay Harbor Marketing, LLC	$74,947	$-

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

Note 19 – Quarterly Information (Unaudited)

	First	Second	Third	Fourth	Total

2008:
Net revenues	$690,553	$718,776	$1,817,163	$4,999,064	$8,225,556
Gross profit	$146,893	$182,532	$451,629	$1,498,535	$2,279,589
Net income (loss)	$107,664	$(661,877)	$(1,297,666)	$(521,219)	$(2,373,098)

	First	Second	Third	Fourth	Total

2007:
Net revenues	$312,302	$367,522	$511,780	$578,734	$1,770,338
Gross profit	$117,439	$85,660	$132,832	$106,085	$442,016
Net income (loss)	$76,762	$38,360	$83,301	$187,652	$386,075

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

Date:   April 2, 2009

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Rewick	Chief Executive Officer and	April 2, 2009
Scott Rewick	Director
(Principal Executive Officer)

/s/ Ben Zadik	Chief Financial Officer	April 2, 2009
Ben Zadik	(Principal Financial and Accounting Officer)

/s/ Ed Roffman	Director	April 2, 2009
Ed Roffman

/s/ Ed Bernstein	Director	April 2, 2009
Ed Bernstein