Form 10-K/A
period 2008-12-31
ADEX MEDIA, INC.
filed 2009-04-30
CIK 1402531

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-K/A No. 2

Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Amendment No. 2 to Annual Report on Form 10-K for the year ended December 31, 2008

ADEX MEDIA, INC.
(Exact name of registrant as specified in its charter.)

Delaware	333-143695	20-8755674
(State or other jurisdiction of	(Commission	(I.R.S. Employer
incorporation or organization)	File Number)	Identification No.)

883 N. Shoreline Blvd. Mountain View, CA, Suite A-200	94043
(Address of principal executive offices)	(Zip Code)

Registrant’s phone number, including area code: (650) 967-3040

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2008, as set forth in the pages attached hereto:

Part III	Item 10	Directors, Executive Officers and Corporate Governance.
	Item 11	Executive Compensation.
	Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
	Item 13	Certain Relationships and Related Transactions, and Director Independence.
	Item 14	Principal Accountant Fees and Services.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEX MEDIA, INC.

By:	/s/ Scott Rewick
Scott Rewick
Chief Executive Officer

Date: April 30, 2009

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Scott Rewick and Ben Zadik, or either of them, his or her attorneys-in-fact, each with the power of substitution, for such person in any and all capacities, to sign any amendments to this amendment and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Scott Rewick	Chief Executive Officer and	April 30, 2009
Scott Rewick	Director
(Principal Executive Officer)

/s/ Ben Zadik	Chief Financial Officer	April 30, 2009
Ben Zadik	(Principal Financial and Accounting Officer)

/s/ Ed Roffman	Director	April 30, 2009
Ed Roffman

/s/ Ed Bernstein	Director	April 30, 2009
Ed Bernstein

INTRODUCTORY NOTE

Adex Media, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, originally filed on March 31, 2009 (the “Original Filing”) and amended on April 2, 2009, for purposes of (i) adding information under Items 10, 11, 12, 13 and 14 of Part III previously incorporated by reference to the definitive proxy statement to be filed with the SEC pursuant to Regulation 14A for our 2009 annual meeting of stockholders, (ii) amending Item 15(b) to include certifications of the Company’s Chief Executive Officer and Chief Financial Officer as exhibits 31.1, 31.2, 32.1, 32.2 attached hereto pursuant to Section 302 of the Sarbanes-Oxley Act and Rule 13a-14(a) under the Securities Exchange Act, and (iii) on the cover page of the Original Filing, deleting the information in its entirety under “Securities registered pursuant to Section 12(b) of the Act” and replacing it with “None.”

For purposes of this Amendment and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our 2008 Form 10-K have been amended and restated in their entirety. Except for the amended disclosure contained herein, this Amendment does not modify or update disclosures contained in the Original Filing.  This Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission subsequent to the date of the Original Filing.

Part III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following sets forth information regarding the directors, executive officers and certain significant employees of the Company as of March 31, 2009:

Name	Age	Position
Scott Rewick	41	President, Chief Executive Officer and Director
Brian Carrozzi	31	Chief Operating Officer
Ben Zadik	34	Chief Financial Officer
Dennis Hefter	46	Managing Member of Digital Instructor, LLC
Ed Roffman	59	Director and Chairman of the Board
Ed Bernstein	57	Director

Scott Rewick has served as our President, Chief Executive Officer, and Director since the Company began operations in May 2008.  Scott is a veteran in the on-line advertising and direct marketing sector. From July 2007 to April 2008, Mr. Rewick was President and Chief Executive Officer of LSF Publishing, an international gaming platform.  Prior to LSF Publishing, Mr. Rewick co-founded Next Internet, a portfolio of online companies, and served with Next Internet from August 2005 to January 2007. From July 2002 to August 2005, Mr. Rewick served on the executive team for Connexus, Inc. (formerly Netblue), a leading online lead generation company which he co-founded. In 1999, Mr. Rewick helped co-found MetaReward, which was later sold to Experian.

Brian Carrozzi has served as our Chief Operating Officer since the Company began operations in May 2008. Before joining Adex, in May 2008 Mr. Carrozzi co-founded WeWin, Inc., an on-line loyalty reward video entertainment company and served with WeWin from February 2007 to June 2008. Prior to WeWin, in January 2004, Mr. Carrozzi founded ROI Media, LLC, an on-line lead generation company, and served as the general manager of ROI Media from January 2004 to January 2007. Prior to ROI Media, Mr. Carrozzi was Director of Business Development for ValueClick, Inc., a publicly traded performance-based marketing company, from 2000 to 2003.

Ben Zadik joined the Company in May 2008 as Chief Financial Officer, Treasurer and Secretary. From April 2006 to April 2008, Mr. Zadik served as the Chief Financial Officer, Treasurer, and Secretary of Red Mile Entertainment, Inc., a publicly traded developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties.  From April 2004 to April 2006, Mr. Zadik served as the International Controller for AMB Property Corporation, a publicly traded Industrial Real Estate Investment Trust.  From March 2001 to March 2004, Mr. Zadik served as the Assistant Controller for Sangstat Medical Corporation, a publicly traded bio-pharmaceutical company.  Prior to that, Mr. Zadik was a member of the financial analysis and planning group at Netopia, Inc., a publicly traded internet equipment company and a senior associate in the audit and tax practice with PricewaterhouseCoopers LLP.

Dennis Hefter has served as the Managing Member of our Digital Instructor LLC subsidiary since our acquisition of Digital Instructor LLC in August 2008 and since formation of the LLC in 2006. Prior to Digital Instructor, LLC, Mr. Hefter founded Hefter Impact Technologies, LLC, a company that designed and patented a new hockey helmet technology which was acquired by Reebok, Inc., and served as general manager of the company from 2003 to 2005.  Prior to that, Mr. Hefter founded Outlaw Technologies, LLC, a software company offering advanced call center software solutions to the health care industry, and served  as the general manager of the company from 1999 to 2003. Prior to that Mr. Hefter served as VP of Sales for ImageMatrix, Inc. from 1996 to 1999.  Prior to that, Mr. Hefter founded Micro System Group, Inc., a systems integration company, and served  as general manager of the company from 1988 to 1996.

Ed Roffman has served as a Director and the Chairman of our Board since the Company began operations in May 2008. Mr. Roffman is also the Chairman of our Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee. Mr. Roffman has served as the part-time Chief Financial Officer of Cryptic Studios, Inc., a massive multiplayer on-line game developer from October 2007 to December 2008. From April 2005 to October 2007, Mr. Roffman provided financial consulting services to various companies. From December 2004 to April 2006, Mr. Roffman served as the Chief Financial Officer of Red Mile Entertainment, Inc., a developer and publisher of interactive entertainment software across multiple hardware platforms, with a focus on creating or licensing intellectual properties. Prior to that, Mr. Roffman served as Chief Financial Officer at Fluent Entertainment, Inc. and as a member of Creekside, LLC, a consulting firm. Mr. Roffman currently serves as a member of the Board of Directors of SilverStar Holdings Ltd., an Internet and technology holding company, and Akeena Solar, a solar installation company.

Ed Bernstein has served as a Director since the Company began operations in May 2008. Mr. Bernstein is also a member of our Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee. Mr. Bernstein is currently the Chief Executive Officer and director of Propell Corporation, Inc./LLC, a digital photo products and services company he co-founded in April 2008.  Prior to Propell, Mr. Bernstein was a partner in Creekside LLC, a private technology consulting company. From April 2002 to October 2006, Mr. Bernstein served as Chief Executive Officer of PhotoTLC, Inc., a photo restoration company.  Mr. Bernstein also co-founded Palladium Interactive, Inc., and was an officer of Broderbund Software, Inc., and The Software Toolworks, Inc. (later renamed Mindscape, Inc.).  Mr. Bernstein currently serves on the Board of Directors of Silverstar Holdings Ltd.

Our executive officers are elected by, and serve at the discretion of the Board of Directors.

There are no family relationships among any of our executive officers or directors.

Code of Ethics

The Company has adopted a code of ethics that applies to all of its employees, officers, and directors, including its principal executive officer, principal financial and accounting officer, and controller. A copy of the code of ethics was attached as an exhibit to our Annual Report on Form 10-K for fiscal year ended December 31, 2008, originally filed with the Securities and Exchange Commission on March 31, 2009. The text of the Company’s code of ethics is posted on its website at www.adex.com. The Company intends to disclose future amendments to, or waivers from, certain provisions of the code of ethics.

Audit Committee and Audit Committee Financial Expert

The Company currently has an Audit Committee and the Board of Directors approved an Audit Committee Charter on April 29, 2009.  The members of the Audit Committee are:

•	Ed Roffman (Chair)
•	Ed Bernstein

The primary functions of the Audit Committee are to: appoint (subject to shareholder approval), and be directly responsible for the compensation, retention and oversight of, the firm that will serve as independent registered public accounting firm to audit our financial statements and to perform services related to the audit (including the resolution of disagreements between management and the independent accountants regarding financial reporting); review the scope and results of the audit with the independent accountants; review with management and the independent accountants, prior to the filing thereof, the annual and interim financial results (including Management’s Discussion and Analysis) to be included in Forms 10-K and 10-Q, respectively; consider the adequacy and effectiveness of our internal accounting controls and auditing procedures; review, approve and thereby establish procedures for the receipt, retention and treatment of complaints received by Adex regarding accounting, internal accounting controls or auditing matters and for the confidential, anonymous submission by employees of concerns regarding questionable accounting or auditing matters; review and approve related person transactions in accordance with the policies and procedures of the Company; and consider the accountants’ independence and establish policies and procedures for pre-approval of all audit and non-audit services provided to Adex by the independent accountants who audit its financial statements. At each meeting, Committee members meet privately with representatives of Burr  Pilger Mayer LLP, our independent accountants, and with Adex’s Chief Financial Officer. The Board has determined that Mr. Roffman, an independent director, satisfies the “accounting or related financial management expertise” requirements and has designated Mr. Roffman as the “audit committee financial expert”, as such term is defined by the SEC.

Nominating and Corporate Governance Committee

The Board of Directors established a Nominating and Corporate Governance Committee on April  29, 2009. The members of the Nominating and Corporate Governance Committees are:

•	Ed Roffman (Chair)
•	Ed Bernstein

The Nominating and Corporate Governance Committee is responsible for reviewing our corporate governance policies and proposing director nominees to the board of directors. The Nominating and Corporate Governance Committee has a charter. The Nominating and Corporate Governance Committee will consider director nominees recommended by security holders. The Nominating and Corporate Governance Committee utilizes a variety of methods in an attempt to identify and evaluate nominees for director, including candidates that may be referred by stockholders. To recommend a nominee, please write to the Nominating and Corporate Governance Committee c/o the Company Attn: Ed Roffman, identifying the potential candidate and providing background information. Candidates may also come to the attention of the Nominating and Corporate Governance Committee through current board members, professional search firms and other persons. In evaluating potential candidates, the Nominating and Corporate Governance Committee will take into account a number of factors, including, among others, the following:

    o          independence from management;

    o          relevant business experience and industry knowledge;

    o          judgment, skill, integrity and reputation;

    o          existing commitments to other businesses;

    o          corporate governance background;

    o          financial and accounting background, to enable the Nominating and Corporate Governance Committee to determine whether the candidate would be suitable for Audit Committee membership; and

    o          the size and composition of the board.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

The Company does not currently have a class of its equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 11.	EXECUTIVE COMPENSATION.

The following table contains information about the Chief Executive Officer and the three other most highly paid officers and significant employees whose total compensation earned during 2008 exceeded $100,000. Of the three other most highly paid individuals, two are executive officers and one is a non-officer of the Company.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Scott Rewick (1)	2008	200,000	--	--	396,424	--	--	--	596,424
President, Chief	2007	--	--	--	--	--	--	--	--
Executive Officer and Director

Brian Carrozzi (1)	2008	182,500	--	--	396,424	--	--	--	578,924
Chief Operating	2007	--	--	--	--	--	--	--	--
Officer

Ben Zadik (1)	2008	175,000	--	--	396,424	--	--	--	571,424
Chief Financial	2007	--	--	--	--	--	--	--	--
Officer

Dennis Hefter (2)	2008	280,000	--	--	1,283,315	--	--	--	1,563,315
Managing	2007	--	--	--	--	--	--	--	--
Member of Digital Instructor, LLC

(1)	Salaries shown above reflect annualized salaries. Actual amounts paid during 2008 include only amounts paid from May 14, 2008 through December 31, 2008.
(2)	Salary shown above reflects the annualized salary of Mr. Hefter who became an employee of the Company on August 12, 2008 through the Company’s acquisition of Digital Instructor, LLC.
(3)
There were no forfeitures of options during 2008. The amounts set forth in this column represent compensation expense as determined by the Black-Scholes calculation recognized by the Company in 2008.  Reference is made to Note 12 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009 and amended on April 2, 2009.

Messrs. Rewick, Carrozzi, and Zadik’s option awards were granted on May 15, 2008; 25% of the option awards vest on May 15, 2009 with the remaining options vesting monthly over 36 months. These options expire on May 15, 2018.

Mr. Hefter’s options were granted on August 12, 2008; 25% of the option awards vest on August 12, 2009 with the remaining options vesting monthly over 36 months. These options expire on August 12, 2018.

Employment Agreements and Compensation Arrangements

Except for employment agreements with Dennis Hefter and Ben Zadik, the Company does not have employment agreements with any of its executive officers.  All employments, including Mr. Hefter’s and Mr. Zadik’s, are at will.

Mr. Hefter - On August 12, 2008, we entered into an employment agreement with Dennis Hefter, Managing Member of our Digital Instructor, LLC subsidiary, acquired on August 12, 2008 (the “Closing Date”).  The Company also granted Mr. Hefter options to purchase 400,000 shares of the Company’s common stock at the closing price of the Company’s common stock on the Closing Date (the “Options”). One fourth of the Options will vest after twelve months of Mr. Hefter’s active service and the remainder will vest ratably over the following thirty-six months of active service. Pursuant to the employment agreement, the Company agreed to indemnify Mr. Hefter (subject to customary limitations) in connection with any claims or liabilities to which Mr. Hefter may be subject in the course of his employment. Mr. Hefter will remain the sole manager of Digital Instructor during the term of his employment with the Company, subject to the Company’s discretion. If Mr. Hefter’s employment with the Company is terminated for “Cause”, as that term is defined in his employment agreement, from August 12, 2008 to August 12, 2009, the Company shall have no obligation to pay an amount of up to $350,000 to all the former members of Digital Instructor, LLC (except Mr. Hefter) or an amount of up to $150,000 to Mr. Hefter only.  If Mr. Hefter’s employment with the Company is terminated for “Cause”, as that term is defined in his employment agreement, from February 12, 2009 to February 12, 2010, the Company shall not have an obligation to pay an amount of up to $150,000 to Mr. Hefter only.

The following table sets forth information on outstanding warrants, options and stock awards held by the named executive officers at December 31, 2008, including the number of shares underlying both exercisable and unexercisable portions of each stock option and warrant, as well as the exercise price and expiration date of each outstanding option and warrant.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards
						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Scott Rewick,	--	1,000,000	--	0.75	05/15/2018	-	-	-	-
President, Chief
Executive Officer and
Director

Brian Carrozzi,	--	1,000,000	--	0.75	05/15/2018	-	-	-	-
Chief Operating
Officer

Ben Zadik,	--	1,000,000	--	0.75	05/15/2018	-	-	-	-
Chief Financial
Officer, Secretary
and Treasurer

Dennis Hefter	--	400,000	--	5.25	08/12/2018	-	-	-	-
Managing Member of
Digital Instructor, LLC (2)

(1)
25% of Messrs Rewick, Carrozzi, and Zadik’s options vest on May 1, 2009 and 75% vest monthly thereafter over 36 months.
25% of Mr. Hefter’s options vest on August 12, 2009 and 75% vest monthly thereafter over 36 months.

(2)	On March 9, 2009, Mr. Hefter’s options were re-priced based on the Company’s closing stock price on such date; the new strike price of the options is $1.50.

Pension Benefits and Non-Qualified Deferred Compensation

The Company does not maintain a defined benefit pension program or a non-qualified deferred compensation program.

Termination and Change in Control Provisions

We have no plans or agreements which provide health care, insurance or compensation on the event of termination of employment or change in our control.

Director Compensation

The following table sets forth non-officer director compensation for fees paid and stock option compensation expense recognized by the Company in 2008:

Director Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ed Roffman (2)	10,000	-	3,508	-	-	-	13,508
Ed Bernstein (2)	-	-	3,508	-	-	-	3,508

(1)
The amounts set forth in this column represent compensation expense as determined by the Black-Scholes calculation recognized by the Company in 2008.  Reference is made to Note 12 to our financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 31, 2009, and amended on April 2, 2009, with respect to the calculation of such expense. The aggregate number of shares subject to outstanding options held by each director above as of December 31, 2008 is as follows: Mr. Roffman: 25,000; Mr. Bernstein: 25,000.

(2)	Mr. Roffman and Mr. Bernstein were appointed to the Board of Directors on May 14, 2008. Mr. Roffman receives a monthly board fee of $1,250.

Adex does not have compensation arrangements in place for members of its board of directors.  For the year ended December 31, 2008, the Board of Directors approved the following payments to the following non-employee directors:

•	Ed Roffman was paid $1,250 per month as Chairman of the Board of Directors and as the Audit Committee Chairman.
•
Both Ed Roffman and Ed Bernstein were granted a five-year option to purchase 25,000 shares of Company common stock of which 50% shall vest after 6 months and the remainder shall vest monthly in equal amounts over the remaining 6 months, exercisable at $0.75 per share.

The Company does not compensate Scott Rewick (President, CEO and director) for his service as director or his attendance at board meetings.

Compensation Committee

The Compensation Committee was established on September 23, 2008, at which time Messrs. Roffman and Bernstein were appointed as its members, with Mr. Roffman serving as Chairman. The Compensation Committee advises and makes recommendations to the Board concerning the compensation of officers and senior management. The Compensation Committee performs its duties by reviewing and approving corporate goals and objectives relevant to the compensation of our officers and senior management. The Compensation Committee then evaluates the performances of our officers and senior management based on the goals and objectives that the Compensation Committee has set for each individual and then uses such evaluations in making its compensation recommendations to our Board.

Compensation Committee Interlocks and Insider Participation

Messrs. Roffman and Bernstein served as the members of the Compensation Committee for the year ended December 31, 2008. No member of the Compensation Committee has at any time served as an officer or been otherwise employed by us. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or Compensation Committee of any other entity that has executive officers who have served on our Board of Directors or Compensation Committee

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information as to those holders (other than officers and directors) known to Adex to be the beneficial owners of more than 5% of the outstanding shares of Common Stock as of April 21, 2009.

Security Ownership of Certain Beneficial Owners (Greater than 5% Holders)

Name and Complete Mailing Address	Number of Shares	Percent of Common Stock Outstanding

Joseph and Pat Abrams	2,559,710(1)	8.0%
c/o Adex Media, Inc.
883 N. Shoreline Boulevard, Suite A-200
Mountain View, CA 94043

Bary Honig	2,405,844(2)	7.5%
c/o Adex Media, Inc.
883 N. Shoreline Boulevard, Suite A-200
Mountain View, CA 94043

Kenny Cheung	1,998,000(3)	6.3%
c/o Adex Media, Inc.
883 N. Shoreline Boulevard, Suite A-200
Mountain View, CA 94043

(1)
 Joseph and Pat Abrams hold these shares through the Joseph and Pat Abrams Trust. In addition, their adult children, Matthew Abrams and Sarah Abrams, each individually hold 1,451,602 shares of our common stock.

(2)	1,924,968 shares are held through GRQ Consultants, Inc., of which Mr. Honig is the sole shareholder
(3)
598,000 shares are held through Tiger Paw Capital Corporation, of which Mr. Cheung is the sole shareholder, and 1,400,000 shares are held through Metro Crown Holdings, for which Mr. Cheung holds the proxy to vote the shares.

The following table sets forth the number of shares of our Common Stock beneficially owned as of April 21, 2009 with respect to the beneficial ownership of Common Stock by each director, director nominee, and each executive officer named in the Summary Compensation Table herein. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, except as otherwise noted, and shares underlying warrants and stock options that are exercisable currently or within 60 days.

Security Ownership of Directors and Executive Officers

Directors, Nominees and Executive Officers	Shares of Common Stock (1)	Percent of Outstanding Common Stock (1)

Scott Rewick (2)	4,491,667	13.9%

Brian Carrozzi (3)	3,891,667	12.1%

Ben Zadik (4)	391,667	1.2%

Dennis Hefter (5)	486,012	1.5%

Ed Roffman (6)	275,000	*

Ed Bernstein (7)	25,000	*

All directors and
officers as a group
(6 persons) (12)	9,561,012 (8)	29.1%

(1)
Assumes in the case of each shareholder listed in the above table that all warrants or options held by such shareholder that are exercisable currently or within 60 days were fully exercised by such shareholder, without the exercise of any warrants or options held by any other shareholders.

(2)
Includes (i) 4,200,000 shares of original Common Stock purchased by Mr. Rewick in April 2008 without registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the private offering exemption under Section 4(2) thereof, and (ii) 291,667 shares of Common Stock that may be purchased by Mr. Rewick at a price of $0.75 per share until May 15, 2018, pursuant to a stock option grant to him on May 15, 2008.

(3)
Includes (i) 3,600,000 shares of original Common Stock purchased by Mr. Carrozzi in April 2008 without registration under the Securities Act, pursuant to the private offering exemption under Section 4(2) thereof, and (ii) 291,667 shares of Common Stock that may be purchased by Mr. Carrozzi at a price of $0.75 per share until May 15, 2018, pursuant to a stock option grant to him on May 15, 2008.

(4)
Includes (i) 100,000 shares of Common Stock purchased by Mr. Zadik in June 2008 in a private transaction without registration under the Securities Act, pursuant to the private offering exemption under Section 4(2) thereof, and (ii) 291,667 shares of Common Stock that may be purchased by Mr. Zadik at a price of $0.75 per share until May 15, 2018, pursuant to a stock option grant to him on May 15, 2008.

(5)
Includes 360,000 shares of Common Stock issued to Mr. Hefter in August 2008 in connection with our acquisition of Digital Instructor without registration under the Securities Act, pursuant to Rule 506 of Regulation D thereof; and (ii) 126,012 shares of Common Stock issued to Mr. Hefter in February 2009 under a share reset provision in connection with our acquisition of Digital Instructor without registration under the Securities Act, pursuant to the private offering exemption under Section 4(2) thereof.

(6)
Includes (i) 250,000 shares of original Common Stock purchased by Mr. Roffman in April 2008 without registration under the Securities Act, pursuant to the private offering exemption under Section 4(2) thereof, and (ii) 25,000 shares of Common Stock that may be purchased by Mr. Roffman  at a price of $0.75 per share until May 15, 2013, pursuant to a stock option grant to him on May 15, 2008.

(7)	Includes 25,000 shares of Common Stock that may be purchased by Mr. Bernstein at a price of $0.75 per share until May 15, 2013, pursuant to a stock option grant to him on May 15, 2008.

(8)	Includes the shares referred to as included in notes (2), (3), (4), (5), (6), above.

(*)	Less than 1%.

The following table sets forth information as of December 31, 2008, with respect to the Company’s compensation plans under which its Common Stock is authorized for issuance:

(a)	(b)	(c)
Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance (excluding securities reflected in column (a))

Equity Compensation Plans:

Approved by security holders	4,680,000	$1.62	320,000

Not approved by security holders	--	--	--

Total	4,680,000	$1.62	320,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

        A related person transaction is a consummated or currently proposed transaction in which we were or are to be a participant and in which a related person (i.e., any director or executive officer or nominee for director, or any member of the immediate family of such person) has or will have a direct or indirect material interest. The Company was not a participant in any related person transactions since the beginning of the Company’s last fiscal year and no such transactions are currently proposed with the exception that one of the Company’s customers accounted for 15% of its consolidated revenue in 2008 and 96% of its consolidated revenue in 2007. The Company’s Chief Executive Officer, Scott Rewick, was one of the original founders of this Company and is estimated to currently own approximately 3% - 5% of the outstanding shares of this Company.

Corporate Governance

Although we are not currently subject to the listing standards of any exchange or to the SEC rules pertaining to director independence, we believe that Messrs. Roffman and Bernstein are “independent” directors as that term is defined by applicable listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee definition of Rule 16b-3 promulgated under the Exchange Act. Each Board Committee consists entirely of independent, non-employee directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit Fees

The Company paid Burr, Pilger & Mayer approximately $205,000 in fees related to the fiscal year 2008 annual audit and quarterly reviews of the Company’s consolidated financial statements. The Company paid Webb & Company, P.A. $9,604 for the audit and review fees associated with the Company’s 2007 audit.

Audit-Related Fees

The Company paid Burr, Pilger & Mayer approximately $70,000 in audit-related fees in relation to the stand-alone audits of the company’s acquisitions.  The Company did not pay Webb & Company, P.A. any audit-related fees for fiscal year 2008 or 2007.

Tax Fees

The Company did not pay Burr, Pilger & Mayer any tax fees for fiscal year 2008 or 2007. The Company did not pay Webb & Company, P.A. any audit-related fees for fiscal year 2008 or 2007.

All Other Fees

The Company did not pay Burr, Pilger & Mayer any non-audit fees for fiscal year 2008 or 2007. The Company did not pay Webb & Company, P.A. any audit-related fees for fiscal year 2008 or 2007.

Audit Committee Policies and Procedures For Pre-Approval of Independent Auditor Services

The following describes the Audit Committee’s policies and procedures regarding pre-approval of the engagement of the Company’s independent auditor to perform audit as well as permissible non-audit services for the Company.

        For audit services, the independent auditor will provide the Audit Committee with an engagement letter of each year outlining the scope of the audit services proposed to be performed in connection with the audit of the current fiscal year. If agreed to by the Audit Committee, the engagement letter will be formally accepted by the Audit Committee at an Audit Committee meeting held as practicably as possible following receipt of the engagement letter. The independent auditor will submit to the Audit Committee for approval an audit services fee proposal after acceptance of the engagement letter.

        For non-audit services, Company management may submit to the Audit Committee for approval the list of non-audit services that it recommends the committee engage the independent auditor to provide for the fiscal year. The list of services must be detailed as to the particular service and may not call for broad categorical approvals. Company management and the independent auditor will each confirm to the Audit Committee that each non-audit service on the list is permissible under all applicable legal requirements. In addition to the list of planned non-audit services, a budget estimating non-audit service spending for the fiscal year may be provided. The Audit Committee will consider for approval both the list of permissible non-audit services and the budget for such services. The Committee will be informed routinely as to the non-audit services actually provided by the independent auditor pursuant to this pre-approval process.

        To ensure prompt handling of unexpected matters, the Audit Committee delegates to its Chairperson the authority to amend or modify the list of approved permissible non-audit services and fees. The Chairperson will report any action taken pursuant to this delegation to the Audit Committee at its next meeting.

        All audit and non-audit services provided to the Company are required to be pre-approved by the Audit Committee. The Chief Financial Officer of the Company will be responsible for tracking all independent auditor fees against the budget for such services and report at least annually to the Audit Committee.

Part IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(b)	Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

EXHIBIT
     NO.                    DESCRIPTION

31.1                         Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as of April 30, 2009*
31.2                         Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as of April 30, 2009*
32.1                         Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as of April 30, 2009*
32.2                         Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 as of April 30, 2009*

*           filed herewith.