Form 10-Q
period 2009-03-31
ADEX MEDIA, INC.
filed 2009-05-15
CIK 1402531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________   to  _____________

Commission File Number: 333-143695

ADEX MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8755674
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

883 N. Shoreline Blvd. Suite A-200, Mountain View, CA 94043
(Address of principal executive offices)

(650) 967-3040
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐   No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 10, 2009, 31,632,386 shares of Common Stock, par value $0.0001, of the registrant were outstanding.

ADEX MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$807,744	$683,576
Short-term investments	1,215,817	2,502,670
Accounts receivable, net of allowance for doubtful accounts of $33,981	767,019	521,004
and $19,737
Credit card holdbacks, net of allowance of $225,672 and $167,363	414,529	300,493
Inventory	112,939	57,087
Prepaid expenses and other current assets	208,559	97,878
Total current assets	3,526,607	4,162,708

Property and equipment, net	44,965	43,606
Intangible assets, net	1,285,281	1,367,330
Goodwill	8,448,789	8,448,789

Total assets	$13,305,642	$14,022,433

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,694,885	$929,807
Accrued liabilities	884,956	593,907
Deferred revenue	66,815	25,709
Promissory notes	301,993	401,806
Total current liabilities	2,948,649	1,951,229

Promissory notes	-	150,000
Deferred tax liability	386,331	404,817

Total liabilities	3,334,980	2,506,046

Commitments and Contingencies (Note 16)

Stockholders' Equity:
Common stock, $0.0001 par value; 150,000,000 shares authorized, 31,632,386	3,163	3,120
and 31,202,347 shares issued and outstanding at March 31, 2009 and
December 31, 2008, respectively
Additional paid-in capital	13,987,279	13,808,966
Accumulated deficit	(4,019,780)	(2,295,699)
Total stockholders' equity	9,970,662	11,516,387

Total liabilities and stockholders' equity	$13,305,642	$14,022,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2009	2008

Revenues:

Marketing platform services	$2,512,500	$690,553
Products	981,396	-
Total revenues	3,493,896	690,553

Cost of revenues:
Marketing platform services	2,103,893	543,660
Products	376,626	-
Amortization of acquired product licenses	35,000	-
Total cost of revenues	2,515,519	543,660

Gross profit	978,377	146,893

Operating expenses:
Sales and marketing	2,150,513	32,490
General and administrative	538,390	8,496
Amortization of intangible assets	47,049	-

Total operating expenses	2,735,952	40,986

Operating (loss) income	(1,757,575)	105,907

Interest and other income, net	15,008	2,558

(Loss) income before provision for income taxes	(1,742,567)	108,465

(Benefit) provision for income tax	(18,486)	800

Net (loss) income	$(1,724,081)	$107,665

(Loss) earning per common share, basic and diluted	$(0.05)	$0.43

Weighted average common shares used in computing
basic and diluted (loss) income per share	31,431,923	250,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended
	March 31,	March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(1,724,081)	$107,665
Reconciliation of net (loss) income to net cash (used in) provided by operating activities:
Depreciation	11,167	346
Amortization of intangibles	82,049	-
Share-based compensation	178,356	-
Interest from accretion of promissory notes	(4,813)	-
Deferred income tax adjustment	(18,486)	-
Inventory provision for obsolescence	25,141	-
Bad debt recovery	(1,446)	-
Allowance for charge backs	58,309	-
Changes in current assets and liabilities:
Accounts receivable	(244,569)	(22,464)
Inventory	(80,993)	-
Prepaid expenses and other current assets	(110,681)	-
Credit card holdbacks	(172,345)	-
Accounts payable	765,078	32,756
Accrued liabilities	291,049	(32,107)
Deferred revenue	41,106	-
Net Cash (used in) provided by operating activities	(905,159)	86,196

Cash flows from investing activities:
Purchase of short-term investments	(1,464,777)	-
Proceeds from sale of short-term investments	2,751,630	17,797
Purchase of property, plant and equipment	(12,526)	-
Net cash provided by investing activities	1,274,327	17,797

Cash flows from financing activities:
Repayment of promissory notes	(245,000)	-
Net cash used in financing activities	(245,000)	-

Net increase in cash and cash equivalents	124,168	103,993

Cash and cash equivalents at beginning of period	683,576	5,379

Cash and cash equivalents at end of period	$807,744	$109,372

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADEX MEDIA, INC

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.      Organization and Basis of Presentation

Description of Business

Adex Media, Inc. (“we”, “us”, “our”, the “Company” or “Adex”) is the parent company of Abundantad, Inc. (“Abundantad”).  Adex was incorporated under the laws of Delaware in April 2008.  It was formed as a subsidiary of SupportSpan, Inc., a public reporting Nevada corporation (“SupportSpan”). On April 25, 2008, SupportSpan was consolidated into Adex for the purposes of changing its name to Adex and its place of incorporation to Delaware (the “Merger”).

Abundantad was formed on February 4, 2008 for the purpose of creating, operating and/or acquiring publishers of Internet content whose properties are deemed desirable to generate paid-for dissemination of internal or third-party direct advertising and revenues derived from agency and advertising network-directed advertising on the Internet. Abundantad creates, acquires, owns and operates content websites which may include promotions, sweepstakes, mobile offers, and other Internet websites in furtherance of its purposes. On May 14, 2008, Abundantad acquired substantially all the assets and liabilities of Kim and Lim, LLC, d/b/a Pieces Media (“Pieces”). Also on May 14, 2008, Abundantad, via a reverse merger, became a wholly-owned subsidiary of Adex.

Adex is an early-stage integrated Internet marketing and lead generation publisher with a focus on offering advertising customers a multi-channel Internet advertising network and broader solutions for direct advertisers and agencies. Adex’s marketing platform provides a range of services including (i) search marketing; (ii) display marketing; (iii) lead generation; and (iv) affiliate marketing. In addition, through its acquisition of the membership interests of Digital Instructor, LLC on August 12, 2008, Adex is a licensor and marketer of consumer products.  Adex’s Digital Instructor subsidiary currently sells and markets seven products: (i) Overnight Genius – a comprehensive computer learning course in mastering MS Windows, MS Office, eBay, and others; (ii) Rising Star Learning – a math and language arts educational product for children; (iii) Debt Snap – an audio seminar designed to help consumers manage their debt and restore credit standing; (iv) Lucky At Love – a relationship strategy product; (v) EasyWhite Labs – a teeth whitening kit; (vi) Acai Alive – a dietary supplement; and (vii) RezActiv – a dietary supplement.

Basis of Presentation and Use of Management Estimates

As stated above, Adex acquired Abundantad and Abundantad simultaneously purchased the assets and liabilities of Pieces, Pieces was deemed the acquirer for accounting purposes and Adex is deemed the acquired company.  Accordingly, Pieces’ historical financial statements for periods prior to the acquisition become those of Adex retroactively restated for, and giving effect to, the number of shares received in the merger with Abundantad.  The historical retained earnings of Pieces are carried forward after the acquisition.

The December 31, 2008 condensed consolidated balance sheet was derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. Earnings per share prior to the merger with Abundantad are restated to reflect the equivalent number of shares received by Pieces. The results of operations presented for the period ended March 31, 2008 included the results of operations for Pieces as a standalone entity. The results of operations presented for the period ended March 31, 2009 included the three months results of Adex and Abundantad. The condensed consolidated financial statements include the accounts as described above as well as the Company’s additional subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A and No. 2 on Form 10-K/A, each as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2009 and April 30, 2009, respectively. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for any future period.

Certain amounts in prior year financial statements have been reclassified to conform to the current year presentation.

Note 2.      Significant Accounting Policies

Revenue Recognition

The Company’s revenues consist of (i) marketing platform service revenue generated from on-line marketing, advertising, and lead generation; and (ii) revenue generated from selling and marketing consumer products. The Company evaluates revenue recognition using the following basic criteria and recognizes revenue when all four criteria are met:

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

The Company’s marketing platform service revenue is mostly derived on a cost-per-action (“CPA”) basis, also known as pay-per-action (“PPA”) basis. Under this pricing model, advertisers, affiliate networks, ad networks, list managers, and financial advisors pay the Company when a specified action (a purchase, a form submission, or other action linked to the advertisement) has been completed.

The Company ships its consumer products on a free trial subscription basis. Title to all products shipped pass to the consumer upon receipt by the consumer. Upon receipt by the consumer, the Company records non-refundable shipping and handling revenue. The consumer has 10 to 11  days in which they can notify the company of their intent to return the product shipped in which case the consumer’s credit card will not be billed for the product sales price. If the customer chooses to keep the product beyond the free trial period, the customer’s credit card will be billed and the customer’s subscription will begin automatically once the free trial period has expired. Accordingly, the Company does not record revenue until acceptance occurs which is deemed to be after the free trial period has expired without notification of rejection of the product.

The Company’s revenues are subject to material seasonal fluctuations. In particular, revenues in the fourth fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in the current quarter are not necessarily indicative of what reported revenues will be for an entire fiscal year.

Classification of Affiliates Cost

Payments made or accrued to our sales and marketing affiliates that relate to leads delivered for our product segment are recorded as sales and marketing expenses. Payments made or accrued to our sales and marketing affiliates that relate to leads delivered for third-party offers that we broker are recorded as cost of revenue.

Note 3. Fair Value Measurement

Effective January 1, 2008, we adopted the Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”), which defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The adoption of FAS 157 for financial assets and financial liabilities had no material impact on our financial position, results of operations and liquidity.  FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

The fair-value hierarchy established in FAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:

Level-1	Observable inputs – quoted prices in active markets for identical assets and liabilities;

Level-2
Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data;

Level-3	Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

The Company used Level 1 inputs in measuring the fair market value of its short-term investments at March 31, 2009.

Relative to FAS 157, the FASB issued Staff Position No. FAS 157-1 and FAS 157-2 in February 2008 and FAS 157-3 in October 2008.

FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Its Related Interpretive Accounting Pronouncements That Address Leasing Transactions, did not impact us as it amends FAS 157 to exclude Statement of Financial Accounting Standards No. 13, Accounting for Leases, and its related interpretative accounting pronouncements that address leasing transactions.

FAS 157-2, Effective Date of FASB Statement No. 157, delays the effective date of FAS 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) until fiscal years beginning after November 15, 2008. We adopted the FAS 157-2 as of January 1, 2009. The adoption had no material impact on the Company’s’ financial position, results of operations and liquidity.

FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, clarifies the application of FAS 157 as it relates to the valuation of financial assets in a market that is not active and is effective immediately. As of March 31, 2009, we did not have any financial assets that were valued using inactive markets, and as such, we were not impacted by FAS 157-3.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS 159”). FAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. FAS 159 was effective for financial statements issued for fiscal years beginning after November 15, 2007, although earlier adoption was permitted. FAS 159 is effective for years beginning after November 15, 2007. We adopted FAS 159 and have elected not to measure additional financial instruments and other items at fair value. As such, the adoption had no material impact on the Company’s financial position, results of operations and liquidity.

The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

Note 4.  Credit Card Holdbacks

Credit card holdbacks are reserves maintained by the credit card processors for any potential charge-backs related to the Company’s on-line sales of consumer products.  As of March 31, 2009 and December 31, 2008, the balance of credit card holdbacks was $414,529 and $300,493, respectively.  The Company maintains a separate accrual for credit card charge-backs and customer return refunds which are both netted against the balance in credit card holdbacks.  The balance of this accrual at March 31, 2009 and December 31, 2008 was $202,349 and $144,040, respectively. The Company also maintains an allowance for uncollectible credit card holdbacks.  The balance of accrual for both March 31, 2009 and December 31, 2008 was $23,323.

Note 5.  Inventory

Inventories consist of finished goods purchased from third parties, and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  At March 31, 2009 and December 31, 2008, the balance in the provision for obsolete slow moving and non-saleable inventory was $49,496 and $24,354, respectively. All inventories are produced by third-party manufacturers, and all inventories are located at the Company’s facility in Boulder, Colorado.

Note 6.  Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid media buys and leads, and prepaid deposits on inventory and the Company’s operating leases. At March 31, 2009 and December 31, 2008, the balance was $208,559 and $97,878, respectively.

Note 7. Property and Equipment, net

Property and equipment as of March 31, 2009 and December 31, 2008 are comprised of the following:

	March 31,	December 31,
	2009	2008

Computers and other office equipment	$84,834	$75,721
Office furniture	47,957	44,544
Software licenses	2,530	2,530
Total property and equipment, net	135,321	122,795
Accumulated depreciation	(90,356)	(79,189)
Property and equipment, net	$44,965	$43,606

The Company depreciates its property and equipment using the straight line method over useful lives ranging from two to five years.  For the three months ended March 31, 2009, we recorded $11,167 in depreciation expenses and none for the three months ended March 31, 2008.

Note 8.   Goodwill and Intangible Assets

The Company has adopted SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”). Under FAS 142, goodwill is to be reviewed at least annually for impairment. The Company has elected to perform this review annually on December 31 of each calendar year. As of March 31, 2009, the goodwill balance is $8,448,789, of which $1,945,366 is attributable to the marketing platform services segment and $6,503,423 is attributable to the product segment.

Intangible Assets

The components of acquired intangible assets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31,	December 31,
	2009	2008

Intangible assets acquired	$1,800,000	$1,800,000
Accumulated amortization	(204,719)	(122,670)
Subtotal	1,595,281	1,677,330
Impairment	(310,000)	(310,000)
Intangible assets, net	$1,285,281	$1,367,330

For the three months ended March 31, 2009 and 2008, $82,049 and $0, respectively, of intangible asset amortization was recorded and included in amortization of intangible assets in the condensed consolidated statement of operations, of which, $35,000 and $0, respectively, of intangible asset amortization was recorded and included in cost of revenues in the condensed consolidated statement of operations.

The estimated future amortization expenses for our purchased intangible assets are summarized below:

Amortization Expense
(by fiscal year)
Remainder of 2009	$246,142
2010	319,765
2011	290,739
2012	268,977
2013	159,658
Total	$1,285,281

The total weighted average life of all of the intangibles is approximately 4.74 years.

There were no amounts of in process research and development assets acquired during the three months ended March 31, 2009, nor any written-off in the period.

During the year ended December 31, 2008, the Company determined that certain of the assets acquired in connection with the acquisition of Vibrantads were impaired. Accordingly, the Company recorded a $310,000 impairment charge.  This charge related to the Company’s marketing platform services agreement.

Note 9.  Accrued Liabilities

Accrued liabilities as of March 31, 2009 and December 31, 2008 are comprised of as follows:

	March 31,	December 31,
	2009	2008

Accrued franchise taxes	$5,000	$15,500
Accrued payroll and payroll related expenses	298,583	259,358
Accrued professional fees	109,501	130,001
Accrued dividends to Pieces Media [1]	100,000	100,000
Accrued payment to affiliates	30,685	-
Accrued credit card charge-back fees	50,204	57,280
Accrued payment to Pieces Media [1]	263,836	-
Other	27,147	31,768
Total	$884,956	$593,907

(1) Payments due to former members of Pieces Media.

Note 10.    Promissory Notes

Promissory notes as of March 31, 2009 and December 31, 2008 are comprised of the following:

	March 31,	December 31,
	2009	2008

$60,000 promissory note; non-interest bearing, due July 21, 2009; shown net of imputed interest of $1,352 and $2,388, respectively	$58,648	$57,612

$255,000 promissory note; non-interest bearing, $52,500 due May 12, 2009; $52,500 due August 12, 2009; $150,000 due February 12, 2010; shown net of imputed interest of $11,655 and $5,806, respectively	243,345	494,194

Total promissory notes	$301,993	$551,806

Note: At March 31, 2009, both promissory notes were classified as short-term liabilities; At December 31, 2008, $401,806 was classified as short-term liabilities and $150,000 was classified as long-term liabilities.

In connection with the Company’s acquisition of the assets of Vibrantads, LLC, on July 21, 2008, the Company entered into a promissory note with the sole selling member of Vibrantads in the principal amount of $60,000. The principal amount of the promissory note bears no interest. The unpaid principal amount of the promissory note shall be due and payable in its entirety on July 21, 2009. The promissory note contains customary events of default that entitle the holder thereof to accelerate the due date of the unpaid principal amount of the promissory note. The present value of the promissory note at March 31, 2009 and December 31, 2008 was $58,648 and $57,612, respectively. The promissory note is being accreted to the value of its principal amount over a period of twelve months.

In connection with the Company’s acquisition of the membership interests of Digital Instructor, LLC, on August 12, 2008, the Company issued a senior secured promissory note in the principal amount of five hundred thousand dollars ($500,000) which was payable on February 12, 2009 (subsequently amended as set forth below). The note was issued to Digital Equity Partners, LLC, a Colorado limited liability company and wholly-owned by the selling members of Digital Instructor, which was formed for the purpose of holding the promissory note. The principal amount of the promissory note bears no interest and contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount. As part of the transaction, the Company entered into a security agreement with Digital Equity Partners, LLC for purposes of collateralizing the note. Under the security agreement, Digital Equity Partners, LLC was given a first priority security interest in the membership interests purchased by the Company.

On March 6, 2009, the Company, Digital Equity Partners, and the Members entered into an Agreement (the “Agreement”) pursuant to which:

(i)
Digital Equity Partners surrendered the $500,000 note and the Company issued to Digital Equity Partners in exchange for such note (a) a new note payable to Digital Equity Partners in the principal amount of $255,000 (the “New Note”) and (b) a cash payment of $245,000 on the Effective Date (the “Cash Payment”) of the Agreement; and

(ii)	the Security Agreement under the $500,000 note was amended to reflect Digital Equity Partners’ amended security interest in the principal amount of $255,000 under the New Note.

Pursuant to the New Note, the Company agreed to pay Digital Equity Partners the following amounts on the following dates:

(i)
$52,500 on the earlier of (i) ninety days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event (as defined in the New Note);

(ii)
$52,500 on the earlier of (i) one hundred eighty days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event (as defined in the New Note); and

(iii)
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

The present value of the promissory note at March 31, 2009 and December 31, 2008 was $243,345 and $494,194, respectively. The promissory note is being accreted to the value of its principal amount over a period of three to twelve months.

During the three months ended March 31, 2009, we recovered $4,813 of imputed interest expense due to the amendment on the payment term of the promissory note. We had no such interest expense in the three months ended March 31, 2008.

Note 11.    Earning (Loss) per Share

We compute basic and diluted net income (loss) per share amounts pursuant to SFAS No. 128, Earnings per Share (“FAS 128”). Basic income (loss) per share is computed using the weighted average number of common shares outstanding during the year.

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

The following tables summarize the weighted average shares outstanding and earnings (loss) per share for the three months ended March 31, 2009 and March 31, 2008:

	March 31,	March 31,
	2009	2008

Basic weighted average shares outstanding	31,431,923	250,000
Add: effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	31,431,923	250,000
Anti-dilutive stock options not included in the above calculation	4,680,000	-
Anti-dilutive warrants not included in the above calculation	75,000	-

Net (loss) income	$(1,724,081)	$107,665

(Loss) earnings per share, basic and diluted	$(0.05)	$0.43

During the three months ended March 31, 2009, as the Company incurred a net loss, the weighted average number of common shares outstanding equaled the weighted average number of common shares and share equivalent assuming dilution. During the three months ended March 31, 2008, the Company had no potentially dilutive common shares equivalents assuming dilution, as such, the basic and diluted weighted average shares were the same.

In connection with the Company’s acquisitions of the assets of Pieces and Vibrantads, and the membership interests of Digital Instructor, under share reset provisions in each of the respective acquisition agreements, a potential maximum number of shares issuable to each of the above are 250,000, 262,500, and 1,400,000, respectively.

In connection with the Company’s acquisition of the assets of Bay Harbor, 150,000 shares are currently held in escrow and are subject to release from escrow based upon the Bay Harbor assets achieving certain revenue and profit milestones.

Note 12.    Comprehensive (Loss) Income

We report comprehensive (loss) income in accordance with SFAS No. 130, Reporting Comprehensive Income (“FAS 130”), which established the standard for reporting and displaying other comprehensive (loss) income and its components within financial statements.   For the three months ended March 31, 2009 and 2008, the Company’s comprehensive (loss) income was the same as net (loss) income.

Note 13.    Commitment and Contingencies

Lease Commitments

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

Total rent expense for the three months ended March 31, 2009 and 2008 was $39,887 and $0, respectively.

We believe that if we lost any of the foregoing leases, we could promptly relocate within ten miles of each lease on similar terms.

Approximate future minimum lease payments under non-cancelable office lease agreements are as follows:

Years	Amount

Remainder of 2009	$108,518
2010	80,967
2011	83,838
2012	42,603
Total	$315,926

Contingencies

From time to time, we might be involved in various claims, legal actions and complaints arising in the normal course of business. As of March 31, 2009, we are not party to any pending legal proceedings that management believes will result in a material adverse effect on our financial condition or results of operations

Note 14.  Stock Options, Restricted Stock, Warrants, and Share-Based Compensation Expense

We currently have one equity compensation plan, the Adex Media, Inc. Employee Stock Option Plan (the “Plan”) which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, and restricted stock.

Under the Plan, options for 5,000,000 shares of common stock are reserved for issuance.  At March 31, 2009, 320,000 options were available for grant.

Stock Options

Option activity under the Plan was as follows for the first quarter of 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Outstanding	Share	Life (in Years)	Value

Outstanding at December 31, 2008	4,680,000	$1.62	9.41	$5,159,900
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2009	4,680,000	$1.62	9.16	$4,984,400
Vested and exercisable at March 31, 2009	45,833	$0.75	4.13	$66,458

The aggregate intrinsic value in the table above represented the total pre-tax intrinsic value, which was based on the closing price of our common stock at the end of the periods. These were the value which would have been received by option holders if all option holders exercised their options on that date.

The fair value of options granted is recognized as an expense over the requisite service period.  As of March 31, 2009, the fair value of options issued by the Company was $4,069,726 of which $0 has been forfeited. The unamortized cost of stock options issued remaining at March 31, 2009 was $3,325,398 with a weighted average expected term for recognition of 3.14 years. At the time of grant, the estimated fair values per option were from $0.24 to $4.46.

During the first quarter of 2009, an aggregate of 500,000 options to purchase common stocks held by two employees were repriced. The repricing of the underwater options was accounted for under SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) as modification. The modification resulted in an incremental compensation cost of $88,033, of which, $1,547 was recognized in the first quarter of 2009. The remaining unrecognized incremental cost will be recognized over the remaining service period.

Restricted Stock

The fair value of restricted stock granted is recognized as an expense over the requisite service period.  As of March 31, 2009, the fair value of restricted stock issued by the Company was $287,581. The unamortized cost of restricted stock issued remaining at March 31, 2009 was $209,317 with a weighted average expected term for recognition of 3.06 years. At the time of grant, the fair values per share were from $1.75 to $5.80.

We accounted for non-employee shares of restricted stocks in accordance to Emerging Issues Task Force (“EITF”) Abstract 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under the provisions of EITF 96-18, because none of our agreements has a disincentive for nonperformance, we record a charge for the fair value of the portion of the restrict stocks earned from the point in time when vesting of the restricted stock becomes probable. Final determination of fair value of the restricted stock occurs upon actual vesting. As such, non-employees’ shares were revalued and marked-to-market at the stock price on March 31, 2009.

During the first quarter of 2009, we modified one terminated employee’s original grant. Of the 50,000 shares of restricted stock that such employee was originally granted, 40,000 shares were canceled and the remaining 10,000 shares were accelerated as part of the separation agreement. Under FAS 123R, the change in the vesting term of the restricted stock is considered as modification. As such, we reversed $22,134 compensation expense related to the original grant and recorded $16,000 compensation expense based on the fair value of the 10,000 shares on the modification date.

Warrants

We accounted for warrants issued to third-party service providers in accordance to EITF 96-18, because none of our agreements has a disincentive for nonperformance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. As such, the warrants were revalued and marked-to-market at March 31, 2009. During the first quarter of 2009, there was no issuance or cancellation of warrants. We recorded $18,310 in warrants expense during the period.

 Warrants have been issued with exercise prices of between $2.00 and $3.00 per share as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in Years)	Value

Outstanding at December 31, 2008	75,000	$2.50	$5.00	$6,250
Granted	-			-
Exercised	-			-
Forfeited or expired	-			-
Outstanding at March 31, 2009	75,000	$2.50	4.76	$5,000
Exercisable at March 31, 2009	-	$-	-	$-

Share-based Compensation Expenses

We recognize our share-based payment compensation cost under FAS 123R for employees' shares and under EITF 96-18 for non-employees' shares. The following table sets forth the total share-based compensation expense for the periods indicated:

	March 31,	March 31,
	2009	2008

Sales and marketing - stock options to employees	$81,913	$-
Sales and marketing - restricted stocks to employees	1,847	-
General and administration - stock options to employees	62,301	-
General and administration - restricted stocks to employees	(10,355)	-
General and administration - restricted stocks to non-employees	24,340	-
General and administration - warrants to non-employees	18,310
Total share-based compensation expense	$178,356	$-

Note 13.   Concentrations

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consists of short-term investments and accounts receivable.  At March 31, 2009, the Company had deposits in excess of the Federal Deposit Insurance Corporation (FDIC) limit at one U.S. based financial institution.  We had uninsured bank balances and certificates of deposit totaling $1,495,923 and $2,626,088, respectively at March 31, 2009 and December 31, 2008.  The Company maintains its bank accounts at three financial institutions.

Customer Base

At March 31, 2009, 31% of our revenue was generated from two customers with each accounting for 17% and 14%, respectively; and 49% of our revenue was generated from our top five customers during the three months ended March 31, 2009. One of the aforementioned customers accounted for 27% and the other accounted for 16%, respectively, of our March 31, 2009 accounts receivable. The two customers together accounted for an aggregate of 43% of our total accounts receivables.

As of December 31, 2008, three customers accounted for an aggregate of 35% of consolidated accounts receivable.

Major customers are defined as those having revenues which exceed 10% of the Company’s annual revenues.

The Company does not require collateral or other security for accounts receivable.  However, credit risk is mitigated by the Company’s ongoing evaluations and the reasonably short collection terms.  Accounts receivable are stated net of allowances for doubtful accounts.  An allowance for doubtful accounts has been provided at March 31, 2009 and December 31, 2008, based on historic trends and the Company’s expectation of collectability.  Allowance for doubtful accounts at March 31, 2009 and December 31, 2008 was $33,981 and $19,737, respectively.

Vendor Base

During the three months ended March 31, 2009, one vendor accounted for more than 10% of our total expenditures. During the three months ended March 31, 2008, none of the vendors accounted for more than 10% of our total expenditures.

Major vendors are defined as those vendors having expenditures made by the Company which exceed 10% of the Company’s total expenditures.

Operations by Geographic Area

The Company’s operations are domiciled in the United States. The Company does not have international subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained. As of March 31, 2009, all of our customer relationships were maintained from the United States although our customers include advertising and affiliate networks which are based both in the United States and internationally. In addition, the direct advertiser who places offers through an advertising or affiliate network may be located internationally as could be the end consumer who is ultimately completing the final action which triggers the action for how the Company generates revenue. However, because the customer relationships are maintained in the United States, all revenue and income from operations is allocated to the United States.

Location of Assets

Our tangible assets are located at our corporate offices in Mountain View, California and our offices in Boulder, Colorado. Our servers for hosting our platforms are located at third-party locations.

Note 15.    Segment Reporting

Segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”), as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

Until the Company’s acquisition of Digital Instructor, LLC on August 12, 2008, the Company was comprised of a single segment which was the marketing platform services segment. As of August 12, 2008, in connection with the acquisition of Digital Instructor, LLC, the Company added a second segment, which is the products segment.

Segment operating income (loss) consists of the revenues generated by a segment, less the direct costs of revenue and selling and general and administrative costs that are incurred directly by the segment. Unallocated corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, all office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and Company-wide business development functions, as well as costs related to overall corporate management.

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements for the periods indicated:

	Marketing
	Platform
For the Three Months Ended	Services	Products	Total

March 31, 2009
Revenues	$2,512,500	$981,396	$3,493,896
Cost of revenues	2,103,893	411,626	2,515,519
Gross profit	$408,607	$569,770	$978,377
Gross margin	16%	58%	28%

Unallocated operating expenses			$2,735,952
Operating loss			$(1,757,575)

March 31, 2008
Revenues	$690,553	$-	$690,553
Cost of revenues	543,660	-	543,660
Gross profit	$146,893	$-	$146,893
Gross margin	21%	-	21%

Unallocated operating expenses			$40,985
Operating income			$105,908

For the three months ended March 31, 2009, there was $902,851 in intersegment revenue recognized by the marketing platform services segment from the products segment. This amount has been eliminated in the condensed consolidated financial statements. There was no such intersegment revenue elimination in the three months ended March 31, 2008.

Note 16.    Acquisitions

Acquisition of the Assets of Vibrantads, LLC

On July 21, 2008, the Company entered into an Asset Purchase Agreement, pursuant to which the Company acquired substantially all the assets of Vibrantads, LLC (“Vibrantads”), and a California limited liability company. Vibrantads was engaged in on-line promotions and affiliate network marketing. The purchase price for the Vibrantads assets consisted of the following: (i) $70,000 at closing; (ii) 112,500 unregistered restricted shares of Adex common stock at closing; and (iii) a promissory note in favor of the sole selling member of Vibrantads, in the principal amount of $60,000 with no interest thereon, and having a maturity date that is twelve months from July 21, 2008, the closing date. The purchase price for the Vibrantads assets was determined based on arm’s length negotiations. Prior to the acquisition, there were no material relationships between Adex and Vibrantads or with any of company’s affiliates, directors, officers, or any associate of such directors or officers.

The principal amount of the promissory note bears no interest. The unpaid principal amount of the promissory note is due and payable in its entirety on July 21, 2009. The promissory note contains customary events of default that entitle the holder thereof to accelerate the due date of the unpaid principal amount of the promissory note. The present value of the promissory note at March 31, 2009 and December 31, 2008 was $58,648 and $57,612, respectively. The promissory note is being accreted to the value of its principal amount over a period of twelve months.

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

The aggregate purchase price was $706,805 which included the following:

Amounts
Cash paid at closing	$70,000
Promissory note issued net of discount on closing date [1]	55,844
Restricted shares of common stock issued	531,563
Cash paid for closing costs	27,398
Accrued closing costs	22,000
Total	$706,805

(1) The principal amount of the promissory note is $60,000. The discount is being accreted over a period of twelve months.

The fair value of the 112,500 unregistered common shares issued was determined to be $531,563 on July 21, 2008.

The allocation of the purchase price was based upon management’s estimates and assumptions:

Amounts
Intangible assets	$310,000
Goodwill	396,805
Total assets acquired	$706,805

The acquisition of the Vibrantads’ assets was accounted for as a business combination and the operations of Vibrantads were included in the Company’s results of operations beginning on July 21, 2008, the acquisition date. The factors resulting in goodwill were Vibrantads’ name, reputation, and established key personnel. The full amount of goodwill is deductible for tax purposes over a period of 15 years.

During the year ended December 31, 2008, the Company determined that the intangible assets acquired from Vibrantads were impaired and had no remaining terminal value to the Company. Accordingly, an impairment charge of $310,000 was taken on these intangible assets.

For the three months ended March 31, 2008, there was no revenue and earnings (loss) related to the foregoing assets purchased. As such, the proforma results for the three months ended March 31, 2008 is same as the actual results reported on this condensed consolidated statement of operations.

	March 31,	March 31,
	2009	2008
Revenues	$3,493,896	$690,553
Net (loss) income	$(1,724,081)	$107,665
(Loss) income per share, basic and diluted	$(0.05)	$0.30

Acquisition of Digital Instructor, LLC

On August 12, 2008, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) with the members of Digital Instructor, LLC (“Digital Instructor”), pursuant to which the Company purchased all outstanding membership interests of Digital Instructor.

Pursuant to the MIPA, the Company issued the following payments as part of the Purchase Price:

(i)	$1,000,000 in cash at the closing;

(ii)
a Senior Secured Promissory Note (the “Note”) in the principal amount of $500,000 payable to Digital Equity Partners, LLC, a Colorado limited liability company wholly owned by the selling members of Digital Instructor and formed for the purpose of holding the Note (“DEP”), on February 12, 2009 (subsequently amended to March 9, 2009); and

(iii)	1,200,000 restricted shares of the Company’s common stock.

In addition, the Company agreed to pay an additional amount up to $500,000 payable within a certain period of time following August 12, 2009, subject to Digital Instructor achieving certain gross revenue performance milestones (the “Earn Out”) as part of the Purchase Price.

On March 6, 2009, the Company, DEP and the former members of Digital Instructor entered into an Agreement (the “Agreement”) pursuant to which:

(i)
DEP surrendered the Note and the Company issued to DEP in exchange for the Note (a) a new note payable to DEP in the principal amount of $255,000 (the “New Note”) and (b) a cash payment of $245,000 on the Effective Date (the “Cash Payment”) of the Agreement;

(ii)	the Security Agreement under the Note was amended to reflect DEP’s amended security interest in the principal amount of $255,000 under the New Note; and

(iii)	certain provisions of the MIPA including without limitation, the Earn Out and the Earn Out Period, were amended by the Company and the former Members.

Pursuant to the New Note, the Company has agreed to pay DEP the following amounts on the following dates:

(i)	$52,500 on the earlier of (i) ninety days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event;

(ii)
$52,500 on the earlier of (i) one hundred eighty days from February 12, 2009 and (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event; and

(iii)
$150,000 on the earlier of (i) February 12, 2010, (ii) when such amount is declared due and payable by the holder upon or after the occurrence of an Acceleration Event and (iii) when such amount is declared due and payable by holder upon or after the occurrence of the Company’s termination of the managing member’s employment other than for Cause (as defined in the Agreement) prior to February 12, 2010.

The New Note contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount.

The Security Agreement, which was entered into for the purposes of collateralizing the Note and gave DEP a first priority security interest in the Membership Interests purchased by the Company was amended to reflect DEP’s amended security interest in the principal amount of $255,000 under the New Note.

Under the Agreement, the Company, DEP and the former Members agreed to a mutual release of claims arising out of the MIPA prior to the Effective Date of the Agreement.

Under the MIPA, the Earn Out provision was amended with respect to one of the Members’ pro rata portion of the Earn Out, which is equal to an amount up to $150,000.  Such amendment extends the Earn Out Period to include the period commencing on February 12, 2009 and ending on February 12, 2010.

The aggregate purchase price was $7,746,990 which included the following:

Amounts
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

The fair value of the 1,200,000 unregistered common stock issued was determined to be $5,616,000 on August 12, 2008.

The allocation of the purchase price was based upon management’s estimates and assumptions:

Amounts

Current assets	$451,652
Property plant and equipment, net	27,049
Intangible assets	1,150,000
Goodwill	6,503,423
Total assets acquired	8,132,124

Current liabilities	385,134
Total liabilities assumed	385,134

Net assets acquired	$7,746,990

For the three months ended March 31, 2009, $981,396 in revenue and $118,855 in net loss was included in the Company’s condensed consolidated statement of operations.

The accompanying consolidated pro forma information gives effect to the Digital Instructor acquisition as if it had occurred on January 1, 2008 and its results of operations were included in the three months ended March 31, 2009 and 2008. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of the Digital Instructor Membership Interests been completed on January 1, 2008.

	March 31,	March 31,
	2009	2008
Revenues	$3,493,896	$1,660,912
Net (loss) income	$(1,724,081)	$166,895
(Loss) income per share, basic and diluted	$(0.05)	$0.09

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

Amounts
Cash paid at closing	$50,000
Restricted shares of common stock issued to seller	239,850
Restricted shares of common stock issued to managing member of seller	729,868
Restricted shares of common stock issued to creditor of seller	706,469
Restricted shares issued as finders’ fees	47,943
Cash paid for closing costs	36,432
Accrued closing costs	68,000
Total	$1,878,562

The aggregate fair value of the aforementioned unregistered common stock issued was determined to be $1,676,187 on August 29, 2008.

The following table summarizes the estimated fair values of the assets acquired. The allocation of the purchase price was based upon management’s estimates and assumptions:

Amounts
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

The accompanying consolidated pro forma information gives effect to the Bay Harbor acquisition as if it had occurred on January 1, 2008 and its results of operations were included in the three months ended March 31, 2009 and 2008. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the acquisition of the Bay Harbor assets been completed on January 1, 2008.

	March 31,	March 31,
	2009	2008
Revenues	$3,493,896	$758,386
Net (loss) income	$(1,724,081)	$745
(Loss) income per share, basic and diluted	$(0.05)	$-

Consolidated Pro Forma

The accompanying consolidated pro forma information gives effect to the acquisitions of Vibrantads, Digital Instructor, and Bay Harbor as if all three had occurred on January 1, 2008 and its results of operations were included in the three months ended March 31, 2009 and 2008. The pro forma information is included only for purposes of illustration and does not necessarily indicate what the Company’s operating results would have been had the foregoing three acquisitions been completed on January 1, 2008.

	March 31,	March 31,
	2009	2008
Revenues	$3,493,896	$1,728,745
Net (loss) income	$(1,724,081)	$59,975
(Loss) income per share, basic and diluted	$(0.05)	$0.03

Note 17.    Income Taxes

During the three months ended March 31, 2009 and 2008, we recorded an income tax benefit of $18,486 and an income tax expense of $800, respectively. The 2009 benefit primarily relates to deferred tax liability adjustment related to the intangible asset amortization of the underlying Digital Instructor assets we acquired during 2008.

We file income tax returns in the U.S. federal jurisdiction, California, and various state jurisdictions in which we have a subsidiary or branch operation. The tax years 2007 and 2008 remain open to examination by the U.S. and state tax authorities.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We had no accrued interest or penalties associated with unrecognized tax benefits at March 31, 2009 or December 31, 2008.

Note 18.   Recent Accounting Pronouncements

In April 2008, the Financial Accounting Standards Board (“FASB”) issued Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FSP 142-3 is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“FAS 141R”), and other guidance under GAAP. FSP 142-3 is effective for fiscal years beginning after December 15, 2008 and is to be applied prospectively to intangible assets acquired after the effective date. We adopted FSP 142-3 on January 1, 2009 and its effects on future periods will depend on the nature and significance of any acquisitions of intangible under FAS 142.

In December 2007, the FASB issued FAS 141R, which replaces FAS 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized under purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. FAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and will apply prospectively to business combinations completed on or after that date. We adopted FAS 141R on January 1, 2009 and its effects on future periods will depend on the nature and significance of any acquisitions subject to FAS 141R.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”).  FAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary (formerly known as minority interest) and for the deconsolidation of a subsidiary and requires the noncontrolling interest to be reported as a component of equity.  In addition, changes in a parent’s ownership interest while the parent retains its controlling interest will be accounted for as equity transactions, and any retained noncontrolling equity investment upon the deconsolidation of a subsidiary will be initially measured at fair value. As we don’t have noncontrolling interest in a subsidiary, the adoption of the statement by the Company on January 1, 2009, had no impact on our financial conditions, results of operations and liquidity.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following SEC approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We have evaluated the new statement and have determined that its adoption did not have a significant impact on our financial conditions, results of operations and liquidity.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FAS 157-4”), which provides additional guidance for estimating fair value in accordance with FAS 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. FAS 157-4 is effective after June 15, 2009, and shall be applied prospectively. We do not expect the impact of the adoption of this statement to have a significant impact on our financial conditions, results of operations and liquidity.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP is effective after June 15, 2009, and shall be applied prospectively. We do not expect the impact of the adoption of this statement to have a significant impact on our financial conditions, results of operations and liquidity.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective after June 15, 2009, and shall be applied prospectively. We do not expect the impact of the adoption of this statement to have a significant impact on our financial conditions, results of operations and liquidity.

Note 19. Subsequent Event

On May 14, 2008 (the “Closing Date”), Abundantad entered into an Asset Purchase Agreement (the “Agreement”) with Kim and Lim, LLC, d/ba/ Pieces Media (“Pieces”), James Kim (“Kim”) and Dennis Hom (“Hom”), pursuant to which Abundantad purchased substantially all assets of the Pieces (“Abundantad Assets”). Pursuant to the Agreement, Abundantad was to make the following cash payments as part of the Purchase Price: $550,000, payable $250,000 on the Closing Date and $300,000 on the first anniversary of the Closing Date.  In addition, a revenue target-based bonus (the “Bonus”) in the amount of $100,000 was to be paid in cash to Pieces by Abundantad upon achieving a minimum of $3,000,000 in annual audited revenues generated by the Abundantad Assets in calendar year 2008, in accordance with the accounting principles generally accepted in the United States of America (“GAAP”).  If earned, the Bonus was to be paid by Abundantad no later than March 31, 2009.

On May 13, 2009, Abundantad, Pieces, Kim, and Hom entered into an amendment to the Asset Purchase Agreement (the “Amendment”). The Amendment extended the payment deadline for the second payment of $300,000 due to Pieces, making said payment due and payable as followings: (i) $100,000 payable on May 14, 2009; (ii) $100,000 payable on June 14, 2009; and (iii) $100,000 payable on July 14, 2009. The Amendment also extended the due date of the $100,000 Bonus to August 14, 2009. The Amendment further provides that the foregoing payments shall be accelerated and due within three days of the Company’s receipt of funds in connection with a closing of a financing transaction in the net minimum amount of $3 million. Except for the above-referenced modifications, the terms and provisions of the Agreement remain in full force and effect.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. When used in this report, the words, “intend,”  anticipate,” “believe,” “estimate,” “plan,” “expect,” “could,” “project,” “may,” “should,” “potential,” “continue” and similar expressions as they relate to us are included to identify forward-looking statements. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this Form 10-Q. Our actual results and events could differ materially from those anticipated in these forward-looking statements as a result of various factors. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Factors that could cause actual result and events to differ materially from those state herein include, but not are not limited to the information contained under the caption “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/  and No. 2 on Form 10K/A, each as filed with the Securities and Exchange Commission (“SEC”) on April 2, 2009 and April 30, 2009, respectively. Our results of operations for the three months ended March 31, 2009 are not necessarily indicative of results to be expected for any future period.

Company Overview

Adex Media, Inc. (“we”, “us”, “our”, the “Company” or “Adex”) is the parent company of Abundantad, Inc. (“Abundantad”).  Adex was incorporated under the laws of Delaware in April 2008.  It was formed as a subsidiary of SupportSpan, Inc., a public reporting Nevada corporation (“SupportSpan”). On April 25, 2008, SupportSpan was consolidated into Adex for the purposes of changing its name to Adex and its place of incorporation to Delaware (the “Merger”).

Abundantad was formed on February 4, 2008 for the purpose of creating, operating and/or acquiring publishers of Internet content whose properties are deemed desirable to generate paid-for dissemination of internal or third-party direct advertising and revenues derived from agency and advertising network-directed advertising on the Internet. Abundantad creates, acquires, owns and operates content websites which may include promotions, sweepstakes, mobile offers, and other Internet websites in furtherance of its purposes. On May 14, 2008, Abundantad acquired substantially all the assets and liabilities of Kim and Lim, LLC, d/b/a Pieces Media (“Pieces”). Also on May 14, 2008, Abundantad, via a reverse merger, became a wholly-owned subsidiary of Adex.

Adex is an early-stage integrated Internet marketing and lead generation publisher with a focus on offering advertising customers a multi-channel Internet advertising network and broader solutions for direct advertisers and agencies. Adex’s marketing platform provides a range of services including (i) search marketing; (ii) display marketing; (iii) lead generation; and (iv) affiliate marketing. In addition, through its acquisition of the membership interests of Digital Instructor, LLC on August 12, 2008, Adex is a licensor and marketer of consumer products.  Adex’s Digital Instructor subsidiary currently sells and markets seven products: (i) Overnight Genius – a comprehensive computer learning course in mastering MS Windows, MS Office, eBay, and others; (ii) Rising Star Learning – a math and language arts educational product for children; (iii) Debt Snap – an audio seminar designed to help consumers manage their debt and restore credit standing; (iv) Lucky At Love – a relationship strategy product; (v) EasyWhite Labs – a teeth whitening kit; (vi) Acai Alive – a dietary supplement; and (vii) RezActiv – a dietary supplement.

We do not manufacture any of our current suites of consumer products. Our products are either licensed directly from third parties or purchased on a private label basis from wholesalers or contracted manufacturers and rebranded. Most of our products are purchased as finished goods components and assembled at our Boulder, Colorado facility. The formulation, labeling, manufacture, marketing, promotion and distribution of our EasyWhite Labs and Acai Alive products are subject to federal laws and regulation by one or more federal agencies, including the Food and Drug Administration (“FDA”) and the Federal Trade Commission (“FTC”).  These activities are also regulated by various state, local, and international laws and agencies in places where these products are sold.

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

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period.  The U.S. Securities and Exchange Commission (the “SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (i) provision for doubtful accounts; (ii) accrued liabilities; (iii) estimates of when internally developed software is deemed probable to be completed and ready for intended use; (iv) assumptions on stock option forfeiture rates, expected terms, and volatility rates of our underlying shares; (v) estimates of useful lives underlying our depreciable and intangible assets; (vi) reserves for excess and obsolete inventory; (vii) asset impairments; (viii) income taxes; and (iv) reserve for credit card charge backs and returns.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A and No.2 on Form 10-K/A, each as filed with the SEC on April 2, 2009 and April 30, 2009, respectively.

Significant Accounting Policies

Revenue Recognition

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

The Company’s marketing platform service revenue is mostly derived on a cost-per-action (“CPA”) basis, also known as pay-per-action (“PPA”) basis. Under this pricing model, advertisers, affiliate networks, ad networks, list managers, and financial advisors pay the Company when a specified action (a purchase, a form submission, or other action linked to the advertisement) has been completed.

The Company ships its consumer products on a free trial subscription basis. Title to all products shipped pass to the consumer upon receipt by the consumer. Upon receipt by the consumer, the Company records non-refundable shipping and handling revenue. The consumer has 10 to 11 days in which they can notify the company of their intent to return the product shipped in which case the consumer’s credit card will not be billed for the product sales price. If the customer chooses to keep the product beyond the free trial period, the customer’s credit card will be billed and the customer’s subscription will begin automatically once the free trial period has expired. Accordingly, the Company does not record revenue until acceptance occurs which is deemed to be after the free trial period has expired without notification of rejection of the product.

The Company’s revenues are subject to material seasonal fluctuations. In particular, revenues in the fourth fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in the current quarter are not necessarily indicative of what reported revenues will be for an entire fiscal year.

Classification of Affiliates Cost

Payments made or accrued to our sales and marketing affiliates that relate to leads delivered for our product segment are recorded as sales and marketing expenses. Payments made or accrued to our sales and marketing affiliates that relate to leads delivered for third party offers that we broker are recorded as cost of revenue.

RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and estimates summarized above as well as our consolidated financial statements and notes thereto contained in Item 1 of this report. The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated.

	Three Months Ended*		March 31, 2009 vs. 2008*		% of Revenue*
	March 31,	March 31,	Change	Change	March 31,	March 31,
	2009	2008	in $	in %	2009	2008
Revenues:
Marketing platform services	$2,512,500	$690,553	$1,821,947	263.8	72	100
Products	981,396	-	981,396	n/a	28	-
Total revenues:	3,493,896	690,553	2,803,343	406.0	100	100

Cost of revenues:
Marketing platform services	2,103,893	543,660	1,560,233	287.0	60	79
Products	376,626	-	376,626	n/a	11	-
Amortization of acquired product licenses	35,000	-	35,000	n/a	1	-
Total cost of revenues:	2,515,519	543,660	1,971,859	362.7	72	79

Gross profit	978,377	146,893	831,484	566.0	28	21

Operating expenses:
Sales and marketing	2,150,513	32,490	2,118,023	6,519.0	62	5
General and administrative	538,390	8,496	529,894	6,237.0	15	1
Amortization of intangible assets	47,049	-	47,049	n/a	1	-
Total operating expenses	2,735,952	40,986	2,694,966	6,575.3	78	6
Operating (loss) income	(1,757,575)	105,907	(1,863,482)	(1,759.5)	(50)	16
Interest and other income, net	15,008	2,558	12,450	486.7	-	-
(Loss) income before provision for income taxes	(1,742,567)	108,465	(1,851,032)	(1,706.6)	(50)	16
(Benefit) provision for income tax	(18,486)	800	(19,286)	(2,410.8)	(1)	-
Net (loss) income	$(1,724,081)	$107,665	$(1,831,746)	(1,701.3)	(49)	16

* Numbers might not foot due to rounding.

Revenues

Revenues increased 406.0% from $690,553 in the first quarter of 2008 to $3,493,896 in the first quarter of 2009. The increase was  the result of (1) an increase of 263.8% in our marketing platform services segment revenue from increasing our customer base and number of advertising offers, expanding into display-based marketing, lead generation (from our acquisition of Bay Harbor Marketing, LLC), and adding affiliates to our distribution network which expanded our publishing reach, and; (2) $981,396 in revenue generated from our product segment resulting from our acquisition of Digital Instructor, LLC on August 12, 2008.

Our revenues are impacted by the mix of advertising offers or products we market, changes in consumer demand for these offers and products, and changes in our customer base. Changes in consumer demand and increased competitors in the space could cause revenue from these types of offers to change significantly.

The Company ships its consumer products on a free trial subscription basis. Title to all products shipped pass to the consumer upon receipt by the consumer. Upon receipt by the consumer, the Company records non-refundable shipping and handling revenue. The consumer has 10 to 11 days in which they can notify the company of their intent to return the product shipped in which case the consumer’s credit card will not be billed for the product sales price. If the customer chooses to keep the product beyond the free trial period, the customer’s credit card will be billed and the customer’s subscription will begin automatically once the free trial period has expired. Accordingly, the Company does not record revenue until acceptance occurs which is deemed to be after the free trial period has expired without notification of rejection of the product.

We expect revenues to increase in the remaining quarters of fiscal year 2009 primarily attributable to our products segment.

Cost of Revenues

Marketing platform services cost of sales in the first quarter of 2009 increased 287.0% compared to the same quarter of the previous year. The increase primarily reflected the increased costs of media buys necessary to generate the increased revenue described above.

Marketing platform services cost of revenues for the first quarters of 2009 and 2008 consisted of the following:

	March 31,	March 31,
	2009	2008
Costs of media buys	$1,566,822	$543,660
Costs paid to affiliates	513,184	-
Costs of affiliate network software	5,530	-
Costs of web site development and hosting	7,582	-
Merchant service fees	4,019	-
Supplies	3,543	-
Shipping and handling	3,213	-
Total	$2,103,893	$543,660

Our products costs of revenues consist of the costs of consumer products from our Digital Instructor subsidiary that we acquired on August 12, 2008. Products cost of revenues for the first quarters of 2009 and 2008 consisted of the following:

	March 31,	March 31,
	2009	2008
Cost of inventory sold, manufacturing and distribution costs	$55,613	$-
Inventory write-downs	25,925	-
Merchant service fees	163,874	-
Shipping and handling fees	104,839	-
License fees	43,333	-
Salaries and benefits	18,042	-
Total	$411,626	$-

During the first quarter of 2009, we incurred $35,000 in amortization of acquired product licenses that are included in costs of revenues. This amount represents the amortization of acquired product license agreements in connection with our acquisition of Digital Instructor. The value assigned to the acquired product license agreements is $700,000 and is being amortized straight-line over 5 years.

We expect our cost of revenue to increase in the remaining quarters of fiscal year 2009 in relation to the increase in revenue we expect in our products segment.

Gross profit

Marketing platform services gross profit decreased from 21.3% of revenue in the first quarter of 2008 to 16.3% of revenue in 2009.  This decrease in gross profit percentage was the result of increased cost of media buys to support our growth in revenue. Products gross profit was 58.1% in the first quarter of 2009. We did not have revenue from this segment during the first quarter of 2008.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our revenue from each of our operating segments. We expect our gross profit to increase in the remaining quarters of 2009 directly related to our expectation that our products segment revenue will increase at a higher rate than our marketing platform services segment.

Operating expenses

Sales and marketing expenses increased $2,118,023 or 6,519.0% in the first quarter of 2009 compared to the same quarter of the previous year. This increase reflects the changes over the last year as we structured for growth through increased headcount staffing. In addition, the increase primarily relates to advertising payments made to affiliates for sales and marketing of our products. We expect sales and marketing expenses to increase in order to support our expected growth in sales of our products.

General and administrative expenses increased by $529,895 or 6,237.7% in the first quarter of 2009 compared to the same quarter of the previous year. As a result of becoming a publicly-traded company, we incurred more personnel costs, stock compensation costs, legal, accounting, auditing, facility costs, and tax planning and compliance fees in the first quarter of 2009 compared to the same quarter of the previous year. We expect general and administrative costs to increase in order to support our expected growth in revenues.

Amortization of intangible assets represents the amortization of purchased intangibles related to our acquisitions of the membership interests of Digital Instructor, LLC, and the assets of Bay Harbor Marketing, LLC.

Our future amortization of intangible asset expense is estimated below:

Amortization Expense
(by fiscal year)
Remainder of 2009	$246,142
2010	319,765
2011	290,739
2012	268,977
2013	159,658
Total	$1,285,281

Interest and other income (expense), net

Interest and other income (expense) during the first quarter of 2009 increased to $15,008 compared to $2,558 recorded during the same quarter of the previous year.  This increase was primarily the result of the interest we received on our short-term investments from the gross proceeds of $5.8 million in private equity we raised in April and May of 2008, partially offset by interest expense from the accretion of our promissory note.

As a portion of our revenues are denominated in the Euro and British Pounds, we are therefore subject to foreign currency exchange rate exposure. Although we have not experienced significant foreign exchange rate losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into currency derivative financial instruments for trading or speculative purposes.

(Benefit) Provision for income tax

During the three months ended March 31, 2009 and 2008, we recorded an income tax benefit of $18,486 and an income tax expense of $800, respectively. The 2009 benefit primarily relates to deferred tax liability adjustment related to the intangible asset amortization of the underlying Digital Instructor assets we acquired during 2008.

We file income tax returns in the U.S. federal jurisdiction, California, and various state jurisdictions in which we have a subsidiary or branch operation. The tax years 2007 and 2008 remain open to examination by the U.S. and state tax authorities.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. We had no accrued interest or penalties associated with unrecognized tax benefits at March 31, 2009 or December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had unrestricted cash, cash equivalents and short-term investments of approximately $2.0 million compared to $3.2 million as of December 31, 2008. The decrease in cash and short-term investments balances reflect our cash used in operations and the repayment of $245,000 on our promissory note in the first quarter of 2009.

A summary of our cash flow activities for the three months ended March 31, 2009 and 2008 are summarized below:

	March 31,	March 31,
	2009	2008

Cash flows used in operating activities	$(905,159)	$86,196
Cash flows provided (used) by investing activities	1,274,327	17,797
Cash flows (used) provided by financing activities	(245,000)	-
Net increase in cash and cash equivalents	124,168	103,993
Cash and cash equivalents at beginning of period	683,576	5,379
Cash and cash equivalents at end of period	$807,744	$109,372

Significant non-cash charges for the first quarter of 2009 included:

•	Depreciation expenses and amortization expenses of $11,167 and $82,049, respectively; and
•	Share-based compensation expenses of $178,356.

Our working capital was approximately $0.6 million at March 31, 2009 compared to $2.2 million at December 31, 2008.
Working capital changes included:

•	an increase of $244,569 in accounts receivable primarily due to increased receivables from our marketing platform services segment;
•	an increase of $110,681 in prepaid assets and other current assets primarily due to increased payments made for prepayment of inventory;
•	an increase of $172,345 in credit card holdbacks reflecting increased merchant processing from our product segment;
•	an increase of $765,078 in accounts payable due to timing of payment to our vendors; and
•	an increase of $291,049 in accrued liabilities primarily due to accrued payment to Pieces Media.

Our primary source of liquidity is cash, cash equivalents and short term investments. We intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required. We believe that our existing cash and cash equivalents and short-term investments plus our expected cash flows from operating and financing activities will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through the remainder of fiscal year 2009.

In order for us to execute on our business plan for the remainder of fiscal year 2009, we may need to raise additional funds through public or private debt or equity financings.  For example, depending on payment terms with our marketing affiliates, we may be required to pay our marketing affiliates commissions on leads generated for our consumer products before we collect the corresponding funds from the end consumer. To the extent we are required to pay our marketing affiliates in advance of when we receive payment, this will negatively impact the amount of cash we have on hand to grow our operations. In addition, we are often required to pay our marketing affiliates on total leads delivered which include leads related to our consumer products where the consumer has cancelled or declined the offer within the free trial period. Our cash flow balances rely significantly on our ability to ensure that cash generated from sales of our consumer products exceed the cash paid out to our marketing affiliates. To the extent we realize high volume of end consumers who early cancel the orders within the free trial period of our consumer products, we will still be required to pay our marketing affiliates a commission and this could have a significant impact on our cash position and liquidity.

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

Recent Accounting Pronouncements

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Unaudited Condensed Consolidated Financial Statements, Note 18 – Recent Accounting Pronouncements.”

Contractual Obligation and Commitments

Not applicable.

Off-Balance Sheet Arrangements

We have not entered into any other material off-balance sheet arrangements or transactions as of March 31, 2009.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of March 31, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 31, 2009 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.   Legal Proceedings

None.

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

Abundantad acquired the assets of Kim and Lim, LLC d/b/a Pieces Media (“Pieces”), which had been operating since November 2005. Abundantad was incorporated in February, 2008 and Adex was incorporated in April 2008.  Pursuant to the Abundantad merger, Abundantad has been in business with Adex as the parent company since May, 2008. We therefore have limited historical financial data upon which to base planned operating expenses or forecast accurately future operating results.  Further, our limited operating history will make it difficult for investors and securities analysts to evaluate our business and prospects.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early-stage company with a limited operating history.  We are completely reliant upon new management for our future operations and success.

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

We will likely need additional funding to support our expanding operations and capital expenditures which may not be available to us and which lack of availability could adversely affect our business.

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

We have incurred net losses in our 2008 fiscal year and the first quarter of 2009 and may not become profitable.

During the year ended December 31, 2008, we incurred a net loss of $2.4 million. During the first quarter of 2009, we incurred a net loss of $1.7 million. Our ability to generate revenues and to become profitable depends on many factors, including without limitation, the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

Five customers accounted for approximately 62% of our consolidated revenue during 2008 and 49% of our consolidated revenue during the first quarter of 2009; loss of either of these customers would have a material adverse effect on our business.

At March 31, 2009, 31% of our revenue were generated from two customers with each accounted for 17% and 14%, respectively; and 49% of our revenue were generated from our top five customers during the three months ended March 31, 2009. One of the same customer accounted for 27% of our March 31, 2009 accounts receivable and the other accounted for 16% of our accounts receivable. The two customers accounted for an aggregate of 43% of our total accounts receivable.

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

Our business strategy is focused, in part, on the identification, structuring, completion and integration of mergers and acquisitions that are complementary to our business model.  For example, during fiscal 2008, we merged with Abundantad, we purchased all the membership interests in Digital Instructor, LLC, the assets of Vibrantads, LLC, and the assets of Bay Harbor Marketing, LLC.  Future growth and profitability depend, in part, on the success of such mergers and acquisitions.  Acquisitions, strategic relationships and investments in the technology and Internet sectors involve a high degree of risk.

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

Although we have an experienced senior management team, the lack of depth of our management team could put us at a competitive disadvantage.  Not all members of our management team will possess public-company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by the Sarbanes-Oxley Act of 2002. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  We cannot assure you that our management will be able to implement programs and policies in an effective and timely manner that adequately responds to such increased legal, regulatory compliance and reporting requirements.  Our failure to do so could lead to the imposition of fines and penalties and result in the deterioration of our business.

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

Our success depends, in part, on maintenance and growth of a critical mass of third-party advertisers and a continued interest in performance-based and other advertising services.  If, alone or through any business acquired by us, we are unable to achieve a growing base of third-party advertisers, we may not successfully develop or market technologies, products or services that are competitive or accepted by merchant advertisers.  Any decline in the number of merchant advertisers could adversely affect our operating results generally.

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

With respect to our products segment, we rely on payments made by credit card from end-users. Failure to maintain or increase our merchant processing lines of credit, or loss of our credit card acceptance privileges would seriously hamper our ability to process the sale of our products.

The payment by end-users for the purchase of our products is made online by credit card. As a result, we must rely on banks or payment processors to extend us merchant processing lines of credit to process these transactions, and we must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. Our ability to increase our revenues relies heavily on our ability to increase our merchant processor lines of credit. There is no assurance we will be successful in maintaining or increasing our merchant processing lines of credits which would prevent us from billing consumers of our products.

We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. For example, credit card association rules impose a limit on the maximum number of credit card chargebacks permitted per month. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover, or other card associations could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult to follow. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our business would be seriously damaged. We also could be subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of product. We may be required to expend significant capital and other resources to monitor these activities.

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

We experience a high degree of fraudulent credit card charges, declines, and charge-backs on credit cards used by end consumers.

VISA and MasterCard set certain criteria, including but not limited to charge back ratios, to which we must adhere.  We use third- party services in order to manage and minimize charge back transactions during the normal course of business.  If we maintain ratios above the limits set by VISA and MasterCard, our credit card processing accounts may be limited or terminated and we may have difficulties finding merchant processors to handle our transactions. In addition, the processors could also set maximum processing limits per month on volume of transactions it will process. This would result in a severe reduction in revenue and hamper our growth potential. To the extent our chargeback ratios increase, our gross and operating margins will decrease. To the extent our processors terminate our lines of credit, we will be unable to bill consumers and therefore unable to continue shipping product.

Our products segment operates in a continuity or negative option model.

Our consumer product offers operate under a free trial period in which the consumer has the right to cancel the order within a certain amount of time without the consumer’s credit card being charged. In addition, the consumer typically has thirty days to return a portion of the product for full or partial credit.  Changes in consumer spending and general economic conditions may increase the instance of consumer cancellations during the trial period resulting in lower revenue.

In addition, to the extent we use affiliates to market our consumer products, we are required to pay our affiliates for all leads delivered to us including leads that have been cancelled by the consumer within the free trial period. If the consumer product revenue generated from leads not resulting in early cancellations during the free trial period does not exceed payments made to affiliates for all leads delivered, we will experience negative gross margins and operating losses in our consumer products segment.

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

Government regulations may prevent or delay the sale of our products, or require their reformulation, either of which could result in lost revenues and increased costs to us.  For instance, the FDA regulates the formulation, labeling, manufacture, marketing, promotion and distribution of dietary supplements such as our Acai Alive and RezActiv products and cosmetics, such as our EasyWhite Labs product. The FDA may determine that either of these products or one of their ingredients presents an unacceptable health risk, and may determine that a particular claim or statement that we use is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.”  Any of these actions could prevent us from marketing such products or making certain claims or statements of nutritional support or efficacy regarding the products. The FDA could also require us to remove such products from the market. Any recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, which could be material. Any product recall or removal could also lead to liability, substantial costs, and reduced growth prospects.

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

We have product liability insurance coverage with a $4,000,000 million annual aggregate limit and a $2,000,000 million individual claim limit, and which is subject to a per-claim deductible and a policy aggregate deductible. The annual cost of the products liability insurance is based on our level of sales and our policy coverage began on January 12, 2009.  The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise.

We rely on contract manufacturers to produce all of the EasyWhite Labs, Acai Alive and RezActiv branded products we sell. Disruptions in our contract manufacturers’ systems or losses of manufacturing certifications could adversely affect our sales and customer relationships.

Our contract manufacturers produce 100% of our EasyWhite Labs, Acai Alive and RezActiv branded products. Any significant disruption in those operations for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism could adversely affect our sales and customer relationships.
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

Companies operating continuity or negative option models operate under guidelines mandated by state and federal regulatory agencies, including the Federal Trade Commission (“FTC”).  These guidelines may be changed or amended by the FTC at any time, requiring us to make changes in our operations which could severely impact revenue and profitability.

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

We offer advertising on Web sites other than our own.  The Web sites that will list their unsold advertising space with us to include in our offerings are not bound by contracts that ensure us a consistent supply of advertising space-inventory. In addition, publishers can change the amount of inventory they make available to us at any time. If a Web site publisher decides not to make advertising space from its Web sites available to us, we may not be able to replace this advertising space with advertising space from other Web sites that have comparable traffic patterns and user demographics quickly enough to fulfill our advertisers’ requests. This could result in lost revenues.

Our growth depends on our ability to maintain a predictable inventory of advertising space on our own and third-party Web sites. To attract new advertising customers, we must maintain a consistent supply of attractive advertising space. We intend to expand our advertising inventory by selectively adding to our owned published content new publishers that offer attractive demographics, innovative and quality content and growing user traffic.

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

Because we became public by means of a reverse merger with Abundantad into a wholly-owned subsidiary of Adex, we may not be able to attract the attention of major brokerage firms.

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

Aside from the accounting treatment of the consideration we paid to Kim and Lim, LLC for the acquisition of the assets which was treated as a dividend, we have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s acquisition of the Membership Interests of Digital Instructor, LLC, under the six month share reset provision, we determined the VWAP was $1.47 and accordingly, 420,039 additional shares of common stock were issued to the former members of Digital Instructor, LLC on February 12, 2009. In connection with this issuance, the Company has relied on the exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act of 1933 or an exemption therefrom.

In connection with the Company’s termination of an employee who was granted 50,000 restricted shares of common stock under the Plan on September 23, 2008, the Company accelerated the vesting of 10,000 restricted shares of common stock and cancelled the remaining 40,000 restricted shares of common stock with respect to such employee on February 10, 2009.  In connection with this issuance, the Company has relied on the exemption from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act of 1933 or an exempt therefrom.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
10.1	Agreement, dated as of March 6, 2009, by and among Adex Media, Inc., Digital Equity Partners, LLC, and the former member of Digital Instructor, LLC (2)
10.2	Senior Secured Promissory Note, dated as of March 6, 2009, by and among AdEx Media, Inc., and Digital Equity Partners, LLC (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1)
The Certificate of Incorporation is incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on April 30, 2008, and a Correction to Certificate of Incorporation is incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.

(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 12, 2009.

*	filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEX MEDIA, INC.

Date: MAY 15, 2009	By:	/s/ Scott Rewick
Scott Rewick
Chief Executive Officer

ADEX MEDIA, INC.

Date: MAY 15, 2009	By:	/s/ Ben Zadik
Ben Zadik
Chief Financial Officer