Form 10-Q
period 2009-06-30
ADEX MEDIA, INC.
filed 2009-08-14
CIK 1402531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ___________   to  _____________

Commission File Number: 000-53733

ADEX MEDIA, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-8755674
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

883 N. Shoreline Blvd. Suite A-200, Mountain View, CA 94043
(Address of principal executive offices)

(650) 967-3040
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☐    No   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☐    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

At August 10, 2009, 31,720,747 shares of Common Stock, par value $0.0001, of the registrant were outstanding.

EXPLANATORY NOTE

The Company filed a Registration Statement on Form 8-A with the Securities and Exchange Commission on July 20, 2009 (“Registration Statement”). As a result, the Company became subject to the reporting requirements under the Securities Exchange Act of 1934 on July 20, 2009.  Prior to the filing of the Registration Statement, the Company was a voluntary filer that had filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months as if it was a “subject” to such requirement.  Accordingly, the Company has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months but has not been subject to such filing requirements for the past 90 days.

ADEX MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
	June 30,	December 31,
	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$2,567,287	$683,576
Restricted cash	100,000	-
Short-term investments	569,280	2,502,670
Accounts receivable, net of allowance for doubtful accounts of $90,430 and $19,737	1,179,546	521,004
Credit card processor holdbacks, net of reserves of $595,640 and $167,363	604,771	300,493
Inventory	231,892	57,087
Prepaid expenses and other current assets	340,863	97,878
Total current assets	5,593,639	4,162,708

Property and equipment, net	114,758	43,606
Intangible assets, net	232,222	1,367,330
Goodwill	8,448,789	8,448,789

Total assets	$14,389,408	$14,022,433

LIABILITITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$2,027,999	$929,807
Accrued liabilities	1,171,007	593,907
Warrant liability	186,353	-
Deferred revenue	119,641	25,709
Promissory notes	253,778	401,806
Total current liabilities	3,758,778	1,951,229

Promissory notes	-	150,000
Deferred tax liability	5,053	404,817

Total liabilities	3,763,831	2,506,046

Commitments and Contingencies (Note 15)

Stockholders' Equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized;	195	-
1,951,337 shares issued and outstanding at June 30, 2009 for series A preferred stock and zero at December 31, 2008
Common stock, $0.0001 par value; 150,000,000 shares authorized, 31,756,245	3,166	3,120
and 31,202,347 shares issued and outstanding at June 30, 2009 and
December 31, 2008, respectively
Additional paid-in capital	17,282,774	13,808,966
Accumulated deficit	(6,660,558)	(2,295,699)
Total stockholders' equity	10,625,577	11,516,387

Total liabilities and stockholders' equity	$14,389,408	$14,022,433

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Revenues:

Marketing platform services - external offers	$2,825,000	$718,776	$5,337,500	$1,409,329
Marketing platform services - internal offers	5,334,289	-	6,315,685	-
Total revenues	8,159,289	718,776	11,653,185	1,409,329

Cost of revenues:
Marketing platform services - external offers	2,216,407	536,244	4,320,300	1,079,904
Marketing platform services - internal offers	1,506,669	-	1,907,325	-
Amortization of acquired product licenses	23,333	-	58,333	-
Total cost of revenues	3,746,409	536,244	6,285,958	1,079,904

Gross profit	4,412,880	182,532	5,367,227	329,425

Operating expenses:
Product development	-	35,250	-	35,250
Sales and marketing	4,726,346	295,982	6,712,082	328,473
General and administrative	697,400	542,713	1,376,537	551,208
Amortization of intangible assets	39,892	-	86,941	-
Impairment charges on intangible assets	989,834	-	989,834	-

Total operating expenses	6,453,472	873,945	9,165,394	914,931

Operating loss	(2,040,592)	(691,413)	(3,798,167)	(585,506)

Other income and expense:
Interest and other (expense) income, net	(14,576)	29,536	432	32,093
Mark-to-market loss on warrant liability	(18,538)	-	(18,538)	-

Loss before (benefit) provision for income taxes	(2,073,706)	(661,877)	(3,816,273)	(553,413)

(Benefit) provision for income tax	(381,278)	-	(399,764)	800

Net loss	$(1,692,428)	$(661,877)	$(3,416,509)	$(554,213)

Deemed dividend to series A preferred stockholders	(948,350)	-	(948,350)	-

Net loss attributable to common stockholders	$(2,640,778)	$(661,877)	$(4,364,859)	$(554,213)

Loss per common share, basic and diluted	$(0.08)	$(0.04)	$(0.14)	$(0.07)

Weighted average common shares used in computing
basic and diluted loss per common share	31,640,212	15,212,600	31,534,267	7,689,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
	For The Six Months Ended
	June 30,	June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,416,509)	$(554,213)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	23,074	2,863
Amortization of intangibles	145,274	555
Share-based compensation	496,410	56,053
Mark-to-market loss on warrant liability	18,538	-
Impairment charges on intangible assets	989,834	-
Interest from accretion of promissory notes	(528)	-
Deferred income tax adjustment	(399,764)	-
Inventory provision for obsolescence	21,479	-
Bad debt expense	70,693	-
Allowance for charge backs	428,277	-
Changes in current assets and liabilities:
Accounts receivable	(729,235)	30,078
Other receivables	-	(209,186)
Inventory	(196,284)	-
Prepaid expenses and other current assets	(242,985)	(89,065)
Credit card processor holdbacks	(732,555)	-
Accounts payable	1,098,192	293,061
Accrued liabilities	577,100	185,519
Deferred revenue	93,932	-
Net cash used in operating activities	(1,755,057)	(284,335)

Cash flows from investing activities:
Purchase of short-term investments	(1,964,777)	(4,137,205)
Proceeds from sale of short-term investments	3,898,167	-
Change in restricted cash	(100,000)	-
Purchase of intangible assets	-	(10,000)
Purchase of property, plant and equipment	(94,226)	(24,793)
Net cash provided by (used in) investing activities	1,739,164	(4,171,998)

Cash flows from financing activities:
Gross proceeds from private placement of common stock	-	5,758,148
Costs of private placement of common stock	-	(104,920)
Gross proceeds from private placement of series A preferred stock	2,341,604	-
Costs of private placement of Series A preferred stock	(144,500)	-
Cash dividend paid	-	(491,431)
Repayment of promissory notes	(297,500)	-
Net cash provided by financing activities	1,899,604	5,161,797

Net increase in cash and cash equivalents	1,883,711	705,464

Cash and cash equivalents at beginning of period	683,576	5,379

Cash and cash equivalents at end of period	$2,567,287	$710,843

Non-cash financing transactions:
Deemed dividend to series A preferred stockholders	$948,350	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADEX MEDIA, INC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

Adex is an early-stage integrated internet marketing publisher with a focus on offering third party advertising customers and promoting its own offers through a multi-channel internet advertising platform. Adex’s marketing platform provides a range of services including (i) search and contextual based marketing; (ii) display marketing; (iii) lead generation; and (iv) affiliate marketing. Adex currently actively markets the following of its own internal offers: (i) EasyWhite Labs – a teeth whitening kit; (ii) Acai Alive – a dietary supplement; (iii) RezQ – a dietary supplement; and (iv) TriCleanse – a digestive cleansing system.

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

The December 31, 2008 condensed consolidated balance sheet was derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. Earnings per share prior to the merger with Abundantad are restated to reflect the equivalent number of shares received by Pieces. The results of operations presented for the period ended June 30, 2008 included three and six month results of operations for Pieces, Abundantad and Adex. The results of operations presented for the period ended June 30, 2009 included the three and six month results of Pieces, Abundantad, Adex and Digital Instructor. The condensed consolidated financial statements include the accounts as described above as well as the Company’s additional subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, Amendment No. 2 on Form 10-K/A, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, each as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for any future period.

Certain amounts in prior period’s financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2.        SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenues consist of services to promote both third party offers as well as its own internal offers. The Company evaluates revenue recognition using the following basic criteria and recognizes revenue when all four criteria are met:

(i)	Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions for delivery of services must be present in order to recognize revenue;
(ii)	Delivery: Delivery is considered to occur when the service is performed and the risk of loss and reward has been transferred to the customer;
(iii)	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable; and
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

The Company’s marketing platform service revenue –external offers to third parties consists mostly of revenue derived world-wide from direct advertisers, affiliate networks, ad networks, and list managers. The Company’s marketing platform service – internal offers consists mostly of revenue derived from on-line consumers in the United States and Canada.

The Company’s marketing platform service revenue to third parties is mostly derived on a cost-per-action (“CPA”) basis, also known as pay-per-action (“PPA”) basis. Under this pricing model, advertisers, affiliate networks, ad networks, and list managers pay the Company when a specified action (a purchase, a form submission, or other action linked to the advertisement) has been completed.

The Company markets its internal offers on a free trial subscription basis. Title to all internal product offers shipped pass to the consumer upon receipt by the consumer. Upon receipt by the consumer, the Company records non-refundable shipping and handling revenue. The consumer has 7 to 11 days from when the internal product offer was received during which they can notify the company of their intent to return the product shipped in which case the consumer’s credit card will not be billed for the product sales price. If the customer chooses to keep the product beyond the free trial period, the customer’s credit card will be billed and the customer’s subscription will begin automatically once the free trial period has expired. Accordingly, the Company does not record revenue until acceptance occurs which is deemed to be after the free trial period has expired without notification of rejection of the product.

The Company’s revenues are subject to material seasonal fluctuations. In particular, revenues in the fourth fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in the current quarter are not necessarily indicative of what reported revenues will be for an entire fiscal year.

Classification of Affiliates Cost

Payments made or accrued to our sales and marketing affiliates or payments made for direct media buys that relate to promoting our internal product offers are recorded as sales and marketing expenses. Payments made or accrued to our sales and marketing affiliates of direct media buys that relate to services performed for third-party offers are recorded as cost of revenues.

NOTE 3.        RESTRICTED CASH

During the second quarter of 2009, we classified $100,000 of cash as restricted cash. This cash is collateralized as part of securing commercial card accounts with one major credit card company. The collateral is held in a ninety-day certificate of deposit (“CD”) at which time it matures. The CD will automatically renew for subsequent ninety-day terms unless terminated. The credit card company has security interest in the CD and the company is prohibited from pledging or assigning the CD.

NOTE 4.        FAIR VALUE MEASUREMENT

The fair-value hierarchy established by the Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”) prioritizes the inputs used in valuation techniques into three levels as follows:

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

The Company used Level 1 inputs in measuring the fair value of its short-term investments at June 30, 2009. The Company’s Level 3 liability consists of the convertible preferred stock warrants held by the preferred shareholders.  The fair value of the warrant liability was estimated using the Black-Scholes option pricing model with internal observable and unobservable market input assumptions (see Note 16). The following table summaries the assets and the liabilities that are measured at the fair value on June 30, 2009.

	Quoted Prices in Active Markets for Identical Instruments Level 1	Significant Other Observable Inputs Level 2	Significant Unobservable Inputs Level 3	Total

Assets
Short-term investments	$569,280	$-	$-	$569,280
Liabilities
Warrant liability	$-	$-	$186,353	$186,353

The reconciliation of beginning and ending balances for warrant liability measured at fair value using significant unobservable inputs (Level 3) are as follows:

Warrant Liability

Fair value at issuance date on June 12, 2009	$167,815
Mark-to-market loss	18,538

Warrant liability at fair value on June 30, 2009	$186,353

The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

NOTE 5.        CREDIT CARD PROCESSOR HOLDBACKS

Credit card processor holdbacks are reserves maintained by the credit card processors or independent sales organizations that we contract through for any potential charge-backs or fines levied by the card associations related to the Company’s on-line sales of its internal product offers.  As of June 30, 2009 and December 31, 2008, the balance of credit card processor holdbacks, net of reserves, was $604,771 and $300,493, respectively.  The Company maintains a separate accrual for credit card processor charge-backs and customer return refunds which are both netted against the balance in credit card processor holdbacks.  The balance of this accrual at June 30, 2009 and December 31, 2008 was $572,317 and $144,040, respectively. The Company also maintains an allowance for uncollectible credit card processor holdbacks.  The balance for this accrual at both June 30, 2009 and December 31, 2008 was $23,323.

NOTE 6.        INVENTORY

Inventories consist of finished goods purchased from third parties and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  At June 30, 2009 and December 31, 2008, the balance in the provision for obsolete slow moving and non-saleable inventory was $45,833 and $24,354, respectively. All inventories are produced by third-party manufacturers, and all inventories are located at the Company’s facility in Boulder, Colorado.

NOTE 7.        PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid media buys and leads, and prepaid deposits on the Company’s inventory and operating leases. At June 30, 2009 and December 31, 2008, the balance was $340,863 and $97,878, respectively.

NOTE 8.        PROPERTY AND EQUIPMENT, NET

Property and equipment as of June 30, 2009 and December 31, 2008 are comprised of the following:

	June 30,	December 31,
	2009	2008

Computers and other office equipment	$115,216	$75,721
Office furniture	49,666	44,544
Software licences	52,139	2,530
Total property and equipment, net	217,021	122,795
Accumulated depreciaton	(102,263)	(79,189)
Property and equipment, net	$114,758	$43,606

The Company depreciates its property and equipment using the straight line method over useful lives ranging from two to five years. For software developed for internal use, we follow American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. During the second quarter of 2009, we capitalized $49,609 of such costs.

For the three months and six months ended June 30, 2009, we recorded $11,907 and $23,074, respectively, in depreciation expense, and recorded $2,517 and $2,863, respectively, in depreciation expense for the three and six months ended June 30, 2008.

NOTE 9.        ACQUISITIONS

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

The following pro forma financial information was based on the respective historical financial statements of Adex and Vibrantads. The pro forma financial information reflected the consolidated results of operations as if the merger of Vibrantads occurred at the beginning of the period and included the amortization of the resulting identifiable acquired intangible assets and share-based compensation expenses. The pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Adex and Vibrantads been a consolidated entity during the period presented:

	For Three Months Ended	For Six Months Ended
	June 30, 2008	June 30, 2008

Pro forma revenues	$857,934	$1,687,646
Pro forma net loss	$(687,531)	$(596,582)
Pro forma loss per share, basic and diluted	$(0.05)	$(0.08)

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

During the second quarter of 2009, we recorded an impairment charge of approximately $1.0 million, of which $587,968 in product license agreements, $251,986 in product trade names and $58,661 in customer database were related to Digital Instructor’s intangible assets (see Note 10).

The following pro forma financial information was based on the respective historical financial statements of Adex and Digital Instructor. The pro forma financial information reflected the consolidated results of operations as if the merger of Digital Instructor occurred at the beginning of the period and included the amortization of the resulting identifiable acquired intangible assets and share-based compensation expenses. The pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Adex and Digital Instructor been a consolidated entity during the period presented:

	For Three Months Ended	For Six Months Ended
	June 30, 2008	June 30, 2008

Pro forma revenues	$1,685,754	$3,346,666
Pro forma net loss	$(749,433)	$(631,421)
Pro forma loss per share, basic and diluted	$(0.05)	$(0.08)

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

During the second quarter of 2009, we recorded an impairment charge of approximately $1.0 million, of which $80,640 in trade name and $10,579 to marketing collateral were related to Bay Harbor’s intangible assets (see Note 10).

The following pro forma financial information was based on the respective historical financial statements of Adex and Bay Harbor. The pro forma financial information reflected the consolidated results of operations as if the merger of Bay Harbor occurred at the beginning of the period and included the amortization of the resulting identifiable acquired intangible assets and share-based compensation expenses. The pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Adex and Bay Harbor been a consolidated entity during the period presented:

	For Three Months Ended	For Six Months Ended
	June 30, 2008	June 30, 2008

Pro forma revenues	$840,471	$1,598,857
Pro forma net loss	$(693,883)	$(710,062)
Pro forma loss per share, basic and diluted	$(0.05)	$(0.09)

Consolidated Pro Forma

The following pro forma financial information was based on the respective historical financial statements of Adex, Vibrantads, Digital Instructor and Bay Harbor. The pro forma financial information reflected the consolidated results of operations as if the merger of Vibrantads, Digital Instructor and Bay Harbor occurred at the beginning of the period and included the amortization of the resulting identifiable acquired intangible assets and share-based compensation expenses. The pro forma financial data is provided for illustrative purposes only and is not necessarily indicative of the consolidated results of operations for future periods or that actually would have been realized had Adex, Vibrantads, Digital Instructor and Bay Harbor been a consolidated entity during the period presented:

	For Three Months Ended	For Six Months Ended
	June 30, 2008	June 30, 2008

Pro forma revenues	$1,946,607	$3,814,511
Pro forma net loss	$(807,093)	$(829,640)
Pro forma loss per share, basic and diluted	$(0.05)	$(0.11)

NOTE 10.      GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We follow the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“FAS 142”), under which we evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have two reporting units under SFAS 131, Disclosure about Segments about an Enterprises and Related Information (“FAS 131”), the impairment test is performed at the reporting unit.

In connection with the impairment test of our intangible assets during the second quarter of 2009, we performed an interim impairment test on our goodwill balances. The test performed compared the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. Our estimate of the implied fair value of the goodwill was based on the quoted market price of our common stock and shares outstanding on June 1, 2009. Accordingly, each reporting unit was assigned an implied fair value by using an income based approach. Our goodwill impairment test indicated that no goodwill impairment was required reflecting the implied fair value of each of our reporting units exceeded the carrying amount. A second step to measure the amount of impairment loss was accordingly not required.

As of June 30, 2009, the balance in goodwill was $8,448,789, of which $1,945,366 is attributable to the marketing platform services – external offering segment and $6,503,423 is attributable to the marketing platform services – internal offering segment.

Intangible Assets

Our purchased intangible assets as of June 30, 2009 and December 31, 2008 are summarized as follows:

	June 30, 2009				December 31, 2008
	New			Net	Gross			Net
	Carrying	Accumulated	Impairment	Carrying	Carrying	Accumulated	Impairment	Carrying
	Amount*	Amortization	Charges	Amount	Amount	Amortization	Charges	Amount

Domain Names	$10,000	$(3,889)	$-	$6,111	$10,000	$(2,222)	$-	$7,778
Product License Agreements	700,000	(112,032)	(587,968)	-	700,000	(53,699)	-	646,301
Product Trade Names	300,000	(48,014)	(251,986)	-	300,000	(23,014)	-	276,986
Customer Database	130,000	(42,263)	(58,661)	29,076	280,000	(18,652)	(150,000)	111,348
Internal Use Software	200,000	(34,131)	-	165,869	200,000	(14,131)	-	185,869
Company Trade Name	100,000	(15,694)	(80,640)	3,666	200,000	(6,740)	(100,000)	93,260
Marketing Collateral	50,000	(11,921)	(10,579)	27,500	50,000	(4,212)	-	45,788
Affiliate and Incentive Platform	-	-	-	-	60,000	-	(60,000)	-
Total	$1,490,000	$(267,944)	$(989,834)	$232,222	$1,800,000	$(122,670)	$(310,000)	$1,367,330

* The new carrying amount is net of intangible asset impairment charges of $310,000 taken during the fourth quarter of 2008.

Our long-lived assets include equipment, furniture and fixtures and intangible assets. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value.

During the second quarter of 2009, the Company made certain changes to the Bay Harbor business model whereby the company has discontinued its lead generation services for financial advisors. The Company has redeployed the underlying technology engine which was previously being used in the Bay Harbor business for marketing its internal product offers to consumers. Management has forecasted reduced revenues and cash flows from the Bay Harbor business services to financial advisors in the future.

During the second quarter of 2009, the Company shifted its focus and deployment of capital away from the acquired educational product offers that were being marketed through Digital Instructor in place of new health and beauty based internal offers. The Company believes health and beauty based internal offers will provide the Company with a longer lifetime value per consumer and higher profit margins.

Given the impairment indicators of the acquired intangible assets discussed above, we performed a test of purchased intangible assets for recoverability. The assessment of recoverability is based upon the assumptions and future usefulness of the assets.

The analysis determined that the carrying amount of the intangible assets exceeded the implied fair value under the test for impairment per FAS 144 and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $1.0 million, of which $587,968 related to product licensing agreements (Digital Instructor), $251,986 to product trade names (Digital Instructor), $58,661 to customer database (Digital Instructor), $80,640 to company trade name (Bay Harbor) and $10,579 to marketing collateral (Bay Harbor). In addition, the remaining lives of marketing collateral and company trade names were shortened from 38 months to 12 months and from 48 months to 12 months, respectively.

If our assumptions regarding projected revenue or gross margin rates are not achieved, we may be required to record additional intangible asset impairment charges in future periods, if any such change or other factor constitutes a triggering event. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The aggregate amortization expenses for our purchased intangible assets are summarized for the periods presented below:

	Weighted	Three Months Ended		Six Months Ended
	Average Lives	June 30,	June 30,	June 30,	June 30,
	in Months*	2009	2008	2009	2008

Domain Names	36	$833	$-	$1,667	$-
Product License Agreements	60	23,333	-	58,333	-
Product Trade Names	60	10,000	-	25,000	-
Customer Database	24	10,694	-	23,612	-
Internal Use Software	60	10,000	-	20,000	-
Company Trade Name	60	3,782	-	8,954	-
Marketing Collateral	48	4,583	-	7,708	-
Total		$63,225	$-	$145,274	$-

Note: The weighted average lives were calculated according to the lives of the intangible assets before the impairment charges were taken in the second quarter of 2009.

The estimated future amortization expenses for our purchased intangible assets are summarized below:

Amortization Expense
(by fiscal year)
Remainder of 2009	$51,168
2010	74,075
2011	41,111
2012	40,000
2013	25,868
Total	$232,222

NOTE 11.      ACCRUED LIABILITIES

Accrued liabilities as of June 30, 2009 and December 31, 2008 are comprised of as follows:

	June 30,	Deember 31,
	2009	2008

Accrued accounts payable	$201,229	$-
Accrued payroll and payroll related expenses	302,906	259,358
Accrued professional fees	162,001	130,001
Accrued dividends to Pieces Media [1]	100,000	100,000
Accrued payment to affiliates	86,211	-
Accrued credit card charge-back fees	134,036	57,280
Accrued bonus payment to Pieces Media [1]	100,000	-
Other	84,624	47,268
Total	$1,171,007	$593,907

(1) Payments due to former members of Pieces Media.

NOTE 12.     PROMISSORY NOTES

Our promissory notes as of June 30, 2009 and December 31, 2008 are comprised of the following:

	June 30,	December 31,
	2009	2008 [1]

$60,000 promissory note; non-interest bearing, due July 21, 2009; shown net of imputed interest of $335 and $2,388, respectively [2]	$59,665	$57,612

$255,000 promissory note; non-interest bearing, $52,500 due May 12, 2009; $52,500 due August 12, 2009; $150,000 due February 12, 2010; shown net of imputed interest of $8,387 and $5,806, respectively [3]	194,113	494,194

Total promissory notes	$253,778	$551,806

(1) At June 30, 2009, both promissory notes were classified as short-term liabilities; At December 31, 2008,
$401,806 was classified as short-term liabilities and $150,000 was classified as long-term liabilities.

(2) The principal amount of $60,000 was fully paid on July 21, 2009;

(3) Of the total promissory note, $52,500 was paid on May 12, 2009.

In connection with the Company’s acquisition of the assets of Vibrantads, LLC, on July 21, 2008, the Company entered into a promissory note with the sole selling member of Vibrantads in the principal amount of $60,000. The principal amount of the promissory note bears no interest and it contains customary events of default that entitle the holder to accelerate the due date of the unpaid principal amount of the promissory note. The present value of the promissory note at June 30 2009 and December 31, 2008 was $59,665 and $57,612, respectively. The promissory note was accreted to the value of its principal amount over a period of twelve months. The promissory note was paid in full balance on July 21, 2009.

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

During the second quarter of 2009, the Company made $52,500 principal payment to the note holder. The present value of the promissory note at June 30, 2009 and December 31, 2008 was $194,113 and $494,194, respectively. The promissory note is being accreted to the value of its principal amount over a period of three to twelve months

During the three and six months ended June 30 2009, we recorded $4,285 in interest expense related the accretion of the promissory notes and recovered a net of $4,813 of imputed interest expense due to the amendment on the payment term of the promissory note, respectively. We had no such interest expense in the three and six months ended June 30, 2008.

NOTE 13.      EARNING (LOSS) PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock, or preferred stocks, were exercised or converted for common stock, and the common stock underlying restricted stock were issued by using the treasury stock method. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

 The following tables summarize the weighted average shares outstanding and earnings (loss) per common share for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Net loss	$(1,692,428)	$(661,877)	$(3,416,509)	$(554,213)
Deemed dividend to series A preferred stockholders	(948,350)	-	(948,350)	-
Net loss attributable to common stockholders	$(2,640,778)	$(661,877)	$(4,364,859)	$(554,213)
Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basis loss per share	31,640,212	15,212,600	31,534,267	7,689,967
Dilutive effect of stock options and restricted stocks	-	-	-	-
Shares used in computation of diluted loss per common share	31,640,212	15,212,600	31,534,267	7,689,967

Loss per common share, basic and diluted	$(0.08)	$(0.04)	$(0.14)	$(0.07)

During the three and six months ended June 30, 2009, as the Company incurred a net loss, the weighted average number of common shares outstanding equaled the weighted average number of common shares and share equivalent assuming dilution. During the three and six months ended June 30, 2008, the Company had no potentially dilutive common shares equivalents assuming dilution, as such, the basic and diluted weighted average shares were the same.

At June 30, 2009, options to purchase 4,625,313 shares of common stock, respectively, at exercise prices ranging from $0.75 to $5.55, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 75,000 shares of common stock with an exercise price of $2.0 to $3.0 were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Unvested RSUs corresponding to approximately 127,938 shares of our common stock with a grant date fair value from $1.75 to $5.80 were outstanding at June 30, 2009 and were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method.

During the second quarter of 2009, we issued $1,951,337 shares of series A convertible preferred stocks and 975,668 warrants to purchase common stocks at exercise price of $1.56. Accordingly, the company recorded $948,350 deemed dividend to the preferred stockholders at the issuance date (see Note 16). The deemed dividend was included in the calculation of loss per common share. The preferred stocks and warrants were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method.

In connection with the Company’s acquisitions of the assets of Pieces and Vibrantads, and the membership interests of Digital Instructor, under share reset provisions in each of the respective acquisition agreements, a potential maximum number of shares issuable to each of the above are 250,000, 262,500, and 1,400,000, respectively. On July 21, 2009, the Company issued 63,298 shares of common stocks, respectively to Vibrantads as a result of the reset provisions (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds). Under the reset provision, no shares were issued to Pieces.

In connection with the Company’s acquisition of the assets of Bay Harbor, 150,000 shares are currently held in escrow and are subject to release based upon Bay Harbor’s achieving of certain revenue and profit milestones during the earn-out period from August 30, 2008 to August 29, 2009.

NOTE 14.      COMPREHENSIVE (LOSS) INCOME

We report comprehensive loss in accordance with SFAS No. 130, Reporting Comprehensive Income (“FAS 130”), which established the standard for reporting and displaying other comprehensive (loss) income and its components within financial statements. For the three and six months ended June 30, 2009 and 2008, the Company’s comprehensive loss was the same as net loss.

NOTE 15.      COMMITMENT AND CONTINGENCIES

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

During the second quarter of 2009, we entered into a six-month lease for a small office in New Jersey. The monthly lease payment is $1,250 and ends December 31, 2009.

Total rent expense for the three and six months ended June 30, 2009 was $41,137 and $81,024, respectively; and was $22,600 for both the three and six months ended June 30, 2008.

We believe that if we lost any of the foregoing leases, we could promptly relocate within ten miles of each lease on similar terms.

Approximate future minimum lease payments under non-cancelable office lease agreements are as follows:

Years	Amount

Remainder of 2009	$76,546
2010	80,967
2011	83,838
2012	42,603
Total	$283,954

Contingencies

From time to time, we might be involved in various claims, legal actions and complaints arising in the normal course of business. As of June 30, 2009, there are no material pending legal proceedings involving the Company or its property

NOTE 16.      CONVERTIBLE PREFERRED STOCKS AND WARRANTS

Terms and Conditions

On June 12, 2009, the Company entered into a Series A Convertible Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), with a limited number of accredited investors (the “Purchasers”). The Company closed the sale to the Purchasers of 1,951,337 shares of the Company’s Series A Preferred Stock, $0.0001 par value (the “preferred stock”), at a price per share equal to $1.20 (the “Original Issue Price”) and warrants (the “warrants”) to purchase up to 975,668 shares of the Company’s common stock, par value $0.0001 (the “common stock”), at an exercise price of $1.56 per share (the “Warrant Exercise Price”). The Company has raised aggregate proceeds of $2,341,604 in the financing transaction (the “Financing”). The purchase price for the preferred stock and warrants was payable in cash.

At the option of the holder at any time, shares of the preferred stock are convertible into shares of the Company’s common stock at a conversion price equal to $1.20 per share (the “conversion price”). The conversion price is subject to adjustment for stock splits, stock dividends and recapitalizations. In addition, for so long as any shares of preferred stock remain outstanding and the shares of common stock underlying such shares of preferred stock are not eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), if the Company issues any securities, other than certain permitted issuances, at a per share price (or equivalent for convertible securities) which is less than the then current conversion price, the Company shall reduce the conversion price according to a weighted-average-anti-dilution formula (the “preferred stock down-round provision”). The Company analyzed the conversion provision and determined it did not meet the criteria bifurcation.

The warrant exercise period ends five years after the date of issuance of the warrants. The holder of the warrants may exercise the Warrants at any time (subject to the restrictions on exercise and conversion) before the expiration of the warrants.  At the option of the Company, all warrants shall automatically be deemed to have been exercised fifteen trading days after delivery to the Purchasers of written notice of such deemed exercise, provided that the volume-weighted average closing price of the Company’s common stock over the ten trading days immediately preceding the date of such notice is at least $2.50 per share. The exercise price of the warrants and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment for stock splits, stock dividends and recapitalizations. In addition, if at any time during the period beginning on the date of issuance of the warrants and ending six months thereafter, the Company issues securities, other than certain permitted issuances, at a per share price (or equivalent for convertible securities) which is less than the then current exercise price of the warrants, the Company shall reduce the exercise price and the number of shares issuable upon exercise of the warrants according to a weighted-average anti-dilution formula (the “warrant down-round provision”).

Valuation of Convertible Preferred Stocks, Warrants and Embedded Conversion Feature

On January 1, 2009, the Company adopted Emergency Issues Task Force (“EITF”) 07-5, Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), issued by the Financial Accounting Standards Board (“FASB”) in June 2008. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of SFAS No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market.

Under EITF 07-5, the warrants we issued, as described above, were not considered to be indexed to our stock and have fixed settlement amount based on the terms of the down-round provision. Accordingly, the warrants do not meet the criteria for equity classification and are therefore classified as derivative liabilities and carried at fair value.

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants using the assumptions on June 12, 2009, the date we issued the preferred stocks and warrants:

Stock price:                            $1.60
Exercise price:                        $1.56
Risk free interest rate:           2.81%
Volatility:                                100%
Expected term:                        2.5 years
Dividends:                              none

The effect of the forced exercise provision reduced the value of the warrants by an amount equal to the Black-Scholes value of an option with an exercise price of $2.50 (with all other inputs the same as described above). The fair value of the warrants down-round provisions was valued using a probability weighted outcome model.  Based on the sum of the individual components, the fair value of the warrants was estimated to be $167,815 at inception. This warrant liability will be marked to market through current earnings and once the down-round provisions expire, this instrument will be reclassified as components of stockholders’ equity.

After the $167,815 allocation of proceeds to the warrants, the remaining gross proceeds of $2,173,594 were used to compute the effective conversion price and beneficial conversion feature.  The calculated fair value of the embedded conversion feature was the intrinsic value of the computed effective conversion price and the stock price of the common shares on the issuance date. As a result,  $948,350 as a deemed dividend to the preferred stockholders.

The closing costs of $144,500 that were related to the preferred shares issued have been recorded as a reduction to additional paid-in-capital.

Marking-to-Market

FAS 133 requires that the fair value of the aforementioned liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

On June 30, 2009, as a result of the mark-to-market of the warrant liability, we recorded an $18,538 loss which was recorded in Other income and Expense line item in our condensed consolidated statement of operations

NOTE 17.      STOCK OPTIONS, RESTRICTED STOCK, WARRANTS AND SHARE-BASED COMPENSATION EXPENSES

We currently have one equity compensation plan, the Adex Media, Inc. Employee Stock Option Plan (the “Plan”), as amended in June 2009, which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, and restricted stocks.

Under the Plan, as emended, options for 10,000,000 shares of common stock are reserved for issuance.  At June 30, 2009, 5,320,000 options were available for grant.

Stock Options

Option activity under the Plan was as follows for the six months ended June 30, 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Outstanding	Share	Life (in Years)	Value

Outstanding at December 31, 2008	4,680,000	$1.62	9.41	$5,159,900
Forfeited or expired	(54,687)	0.75	-	-
Outstanding at June 30, 2009	4,625,313	$1.63	8.92	$3,868,510
Vested and exercisable at June 30, 2009	1,019,688	$0.75	8.64	$1,171,366

The aggregate intrinsic value in the table above represented the total pre-tax intrinsic value, which was based on the closing price of our common stock at the end of the periods. These were the value which would have been received by option holders if all option holders exercised their options on that date.

The fair value of options granted is recognized as an expense over the requisite service period.  As of June 30, 2009, the fair value of options issued by the Company was $4,069,726 of which $17,623 has been forfeited. The unamortized cost of stock options issued remaining at June 30, 2009 was $3,054,115 with a weighted average expected term for recognition of 2.89 years. At the time of grant, the estimated fair values per option were from $0.24 to $4.46.

During the first quarter of 2009, an aggregate of 500,000 options to purchase common stocks held by two employees were repriced. The repricing of the underwater options was accounted for under SFAS No. 123 (revised 2004), Share-Based Payment (“FAS 123R”) as modification. The modification resulted in an incremental compensation cost of $88,033, of which, $6,398 and $7,945, respectively, were recognized in the three and six months ended June 30, 2009. The remaining unrecognized incremental cost will be recognized over the remaining service period.

Restricted Stock

The fair value of restricted stock granted is recognized as an expense over the requisite service period.  As of June 30, 2009, the fair value of restricted stock issued by the Company was $312,209. The unamortized cost of restricted stock issued remaining at June 30, 2009 was $208,463 with a weighted average expected term for recognition of 3.06 years. At the time of grant, the fair values per share were from $1.75 to $5.80. Total outstanding restricted stocks were 153,000 shares at June 30, 2009, of which 127,938 was unvested.

We accounted for non-employee shares of restricted stocks in accordance with EITF Abstract No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”).  Under the provisions of EITF 96-18, because none of our agreements has a disincentive for nonperformance, we record a charge for the fair value of the portion of the restrict stocks earned from the point in time when vesting of the restricted stock becomes probable. Final determination of fair value of the restricted stock occurs upon actual vesting. As such, non-employees’ shares were revalued and marked-to-market at the stock price on June 30, 2009.

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

Warrants

We accounted for warrants issued to third-party service providers in accordance to EITF 96-18, because none of our agreements has a disincentive for nonperformance, we record a charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. As such, the warrants were revalued and marked-to-market at June 30, 2009. During the first six months ended June 30, 2009, there was no issuance or cancellation of warrants. We recorded $16,513 and $34,823, respectively, in warrants expense for the three and six months ended June 30, 2009.

Warrants have been issued with exercise prices of between $2.00 and $3.00 per share as follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in Years)	Value

Outstanding at December 31, 2008	75,000	$2.50	$5.00	$6,250
Granted	-			-
Exercised	-			-
Forfeited or expired	-			-
Outstanding at June 30, 2009	75,000	$2.50	4.51	$-
Exercisable at June 30, 2009	32,837	$2.64	4.51	$-

Share-based Compensation Expenses

We recognize our share-based payment compensation cost under FAS 123R for employees' shares and under EITF 96-18 for non-employees' shares. The following table sets forth the total share-based compensation expense for the periods indicated:

	For The Three Months Ended		For The Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Sales and marketing - stock options to employees	$145,323	$21,345	$227,236	$21,345
Sales and marketing - restricted stocks to employees	3,622	-	5,469	-
General and administration - stock options to employees	114,733	34,708	177,034	34,708
General and administration - restricted stocks to employees	1,344	-	(9,011)	-
General and administration - restricted stocks to non-employees	36,519	-	60,859	-
General and administration - warrants to non-employees	16,513		34,823
Total share-based compensation expense	$318,054	$56,053	$496,410	$56,053

NOTE 18.    SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Segments are defined by SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (“FAS 131”), as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

Until the Company’s acquisition of Digital Instructor, LLC in August, 2008, the Company was comprised of a single segment which was the marketing platform services segment. As of August 12, 2008, in connection with the acquisition of Digital Instructor, LLC, the Company added a second segment, which was the products segment.

In the second quarter of 2009, the Company changed its internal operating structure which resulted in changes in the Company's reportable segments. Prior to the second quarter of 2009, the Company’s product segment primarily operated as a standalone segment; in particular, the segment contracted with its own marketing affiliates to generate sales, sourced its own inventory, and performed its own product branding, etc. During the second quarter of 2009, the company restructured its operations by integrating its in house media buying and affiliate network together to service the Company’s both internal and external offers.

In accordance with the above structural changes, the Company’s chief operating decision maker has changed the performance measurement segments of the Company to the following:

1. Marketing Platform Services – Internal Offers
2. Marketing Platform Services – External Offers

Marketing Platform Services – Internal Offers

Primary activities of this segment are performed to promote the Company’s internal offers; the Company will source its own inventory from strategic partners, brand or private label the inventory, perform all fulfillment and logistical support, and bill the end consumer directly. The primary services used to promote the Company’s internal offers include the following:

(i)	search and contextual based advertising;
(ii)	display based advertising; and
(iii)	affiliate marketing.

The revenue received by the Company from its internal product offers is a combination of (i) revenue charged for shipping and handling of the product; and (ii) revenue for the product subscription charged on a monthly basis until the Customer cancels the subscription. The costs to the Company of marketing its internal product offers include the costs of inventory and procurement, costs of direct media buys, costs paid to marketing affiliates, and the costs of merchant credit card processing.

Marketing Platform Services – External Offers

Primary activities of this segment include the following platform services for product offers that are owned by independent third parties:

(i) search and contextual based advertising;
(ii) display based advertising; and
(iii) affiliate marketing.

The revenue received by the Company in this segment is composed of a click-per-action (“CPA”) commissioned based payment from the owner of the offer. The costs to the Company include costs of direct media buys, and costs paid to marketing affiliates.

Although there were changes in the structure of our internal organization, there are no changes in the composition of the reportable segments. Our previously reported products segment became the marketing platform services – internal offer segment; and the marketing platform services segment became the marketing platform services – external offers segment. As such, there is no need to restate the segment information disclosed in the prior periods.

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements for the periods indicated:

For The Three Months Ended	Marketing Platform Services - External Offers	Marketing Platform Services - Internal Offers	Total	For The Six Months Ended	Marketing Platform Services - External Offers	Marketing Platform Services - Internal Offers	Total

June 30, 2009				June 30, 2009
Revenues	$2,825,000	$5,334,289	$8,159,289	Revenues	$5,337,500	$6,315,685	$11,653,185
Cost of revenues	2,216,407	1,530,002	3,746,409	Cost of revenues	4,320,300	1,965,658	6,285,958
Gross profit	$608,593	$3,804,287	$4,412,880	Gross profit	$1,017,200	$4,350,027	$5,367,227
Gross margin	21.5%	71.3%	54.1%	Gross margin	19.1%	68.9%	46.1%

Corporate expenses			$5,105,695	Corporate expenses			$7,592,212
Stock-based compensation			318,051	Stock-based compensation			496,407
Amortization of intangible assets			39,892	Amortization of intangible assets			86,941
Impairment of intangible assets			989,834	Impairment of intangible assets			989,834
Operating loss			$(2,040,592)	Operating loss			$(3,798,167)

June 30, 2008				June 30, 2008
Revenues	$718,776	$-	$718,776	Revenues	$1,409,329	$-	$1,409,329
Cost of revenues	536,244	-	536,244	Cost of revenues	1,079,904	-	1,079,904
Gross profit	$182,532	$-	$182,532	Gross profit	$329,425	$-	$329,425
Gross margin	25.4%	-	25.4%	Gross margin	23.4%	-	23.4%

Corporate expenses			$817,892	Corporate expenses			$858,878
Stock-based compensation			56,053	Stock-based compensation			56,053
Operating loss			$(691,413)	Operating loss			$(585,506)

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

We do not charge intersegment revenue; instead an intercompany management fee is charged for the sales and marketing services that our Marketing Platform Services – External Offers segment provides to our Marketing Platform Services – Internal Offers segment. These intercompany management fees are eliminated at the consolidation.

Customer Base

Major customers are defined as those having revenues which exceed 10% of the Company’s annual revenues.

For the three and six months ended June 30, 2009, no single customer accounted for more than 10% of our consolidated revenue. For the three and six months ended June 30, 2008, one customer accounted for 59% of our consolidated revenue and a second customer accounted for 29% of our consolidated revenue.

At June 30, 2009, there were four customers who each accounted for more than 10% of our consolidated accounts receivable; the aggregated account receivables from these four customers were 58% at June 30, 2009.

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

The Company does not require collateral or other security for accounts receivable.  However, credit risk is mitigated by the Company’s ongoing evaluations and the reasonably short collection terms.  Accounts receivable are stated net of allowances for doubtful accounts.  An allowance for doubtful accounts has been provided at June 30, 2009 and December 31, 2008, based on historic trends and the Company’s expectation of collectability.  Allowance for doubtful accounts at June 30, 2009 and December 31, 2008 was $90,430 and $19,737, respectively.

Vendor Base

Major vendors are defined as those vendors having expenditures made by the Company which exceed 10% of the Company’s total expenditures.

During the three months ended June 30, 2009, two vendors accounted for more than 10% of our total expenditures. During the six months ended June 30, 2009, one vendor accounted for more than 10% of our total expenditures. During the three and six months ended June 30, 2008, no vendor accounted for more than 10% of our total expenditures.

Operations by Geographic Area

The Company’s operations are domiciled in the United States. The Company does not have international subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained. As of June 30, 2009, all of our customer relationships were maintained from the United States although our customers include advertising and affiliate networks which are based both in the United States and internationally. In addition, the direct advertiser who places offers through an advertising or affiliate network may be located internationally as could be the end consumer who is ultimately completing the final action which triggers the action for how the Company generates revenue. However, because the customer relationships are maintained in the United States, all revenue and income from operations is allocated to the United States.

Location of Assets

Our tangible assets are located at our corporate offices in Mountain View, California and our offices in Boulder, Colorado. Our servers for hosting our platforms are located at third-party locations.

NOTE 19.      INCOME TAXES

During the three and six months ended June 30, 2009, we recorded an income tax benefit of $381,278 and $399,764, respectively. During the three and six months ended June 30, 2008, we recorded zero and $800, respectively, in income tax expense. The 2009 benefit primarily resulted from a deferred tax liability adjustment related to the impairment charges of Digital Instructor intangible assets we recorded during the three months ended June 30, 2009.

We file income tax returns in the U.S. federal jurisdiction, California, and various state jurisdictions in which we have a subsidiary or branch operation. The tax years 2007 and 2008 remain open to examination by the U.S. and state tax authorities.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes. We had no accrued interest or penalties associated with unrecognized tax benefits at June 30, 2009 or December 31, 2008.

NOTE 20.      RECENT ACCOUNTING PRONOUNCEMENTS

Effective June 30, 2009, the Company adopted SFAS No. 165, Subsequent Events (“FAS 165”).  FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the date the financial statements are issued or available to be issued.  FAS 165 requires companies to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date. Subsequent events that provide evidence about conditions that arose after the balance-sheet date should be disclosed if the financial statements would otherwise be misleading. Disclosures should include the nature of the event and either an estimate of its financial effect or a statement that an estimate cannot be made.

In June 2009, the FASB issued Statement SFAS No.166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“FAS 166”).  Among other changes, FAS 166 eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, defines the term participating interest to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale and requires additional disclosures. FAS 166 is effective as of the beginning of a reporting entity's first annual reporting period that begins after November 15, 2009 (which for the company is January 1, 2010), for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. The recognition and measurement provisions of FAS 166 are effective for transfers occurring on or after the effective date. We are currently evaluating the impact, if any, of the adoption of FAS 166 on our financial position, results of operations and liquidity.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167).  FAS 167 changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity's purpose and design and a company's ability to direct the activities of the entity that most significantly impact the entity's economic performance. FAS 167 is effective as of the beginning of a reporting entity's first annual reporting period that begins after November 15, 2009 (which for the Company is January 1, 2010), for interim periods within the first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. We are currently evaluating the impact, if any, of the adoption of FAS 167 on our financial position, results of operations and liquidity.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (the Codification), which will be effective for financial statements issued for interim and annual reporting periods ending after September 15, 2009.  The Codification is not expected to change U.S. generally accepted accounting principles but combines all nongovernmental authoritative standards into a comprehensive, topically organized online database. All other accounting literature excluded from the Codification will be considered nonauthoritative. The company will adopt the use of the Codification for the quarter ending September 30, 2009.  The company is currently evaluating the effect on its financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

NOTE 21.      SUBSEQUENT EVENT

On July 27, 2009, the “Company entered into a Series A Convertible Preferred Stock and Warrant Purchase Agreement (“Purchase Agreement”) with five accredited investors, individually and not jointly, pursuant to which the Company agreed to sell and issue an aggregate of 270,000 shares of Series A Convertible Preferred Stock, par value $0.0001per share (“series A preferred stock”), and warrants to purchase up to 135,000 shares of common stock at an initial exercise price of $1.56 (the “warrants”), to such individual accredited investors (“Investors”), for a purchase price of $1.20 per share or an aggregate of $324,000 (the “Financing”).The Investors purchased the securities in cash pursuant to the same terms and conditions as other investors who previously purchased securities in the Company’s private placement of up to 4,000,000 shares of its series A preferred stock and warrants to purchase up to 2,000,000 shares of common stock (the “Offering”) as disclosed in Note 16.

At the option of the Company, all outstanding series A preferred stock will automatically be converted into shares of the Company’s common stock ten trading days after delivery to the Investors of written notice of such conversion, provided that the volume-weighted average closing price of the Company’s common stock over the ten trading days immediately preceding the date of such notice is at least $1.80 per share.

The warrants exercise period ends five years after the date of issuance of the warrants. The holder of the warrants may exercise the warrants at any time (subject to the restrictions on exercise and conversion) before the expiration of the warrants.  At the option of the Company, the warrants shall automatically be deemed to have been exercised fifteen trading days after delivery to the Investors of written notice of such deemed exercise, provided that the volume-weighted average closing price of the Company’s common stock over the ten trading days immediately preceding the date of such notice is at least $2.50 per share. The exercise price of the warrants and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment for stock splits, stock dividends and recapitalizations. In addition, if at any time during the period beginning on the date of issuance of the warrants and ending six months thereafter, the Company issues securities, other than certain permitted issuances, at a per share price (or equivalent for convertible securities) which is less than the then current exercise price of the warrants, the Company will reduce the exercise price and the number of shares issuable upon exercise of the warrants according to a weighted-average anti-dilution formula.

The Company has evaluated the subsequent event through August 14, 2009, the financial statements issuance date. The financial statements included herein do not reflect the impact of this subsequent event.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. When used in this report, the words, “intend,”  anticipate,” “believe,” “estimate,” “plan,” “expect,” “could,” “project,” “may,” “should,” “potential,” “continue” and similar expressions as they relate to us are included to identify forward-looking statements. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this Form 10-Q. Our actual results and events could differ materially from those anticipated in these forward-looking statements as a result of various factors. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Factors that could cause actual result and events to differ materially from those state herein include, but not are not limited to the information contained under the caption “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s securities. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A,  No. 2 on Form 10K/A and Form 10-Q for the period ending March 31, 2009 , each as filed with the Securities and Exchange Commission (“SEC”). Our results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of results to be expected for any future period.

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

Adex is an early-stage integrated Internet marketing publisher with a focus on offering third party advertising customers or promoting its own offers through a multi-channel Internet advertising platform. Adex’s marketing platform provides a range of services including (i) search and contextual based marketing; (ii) display marketing; (iii) lead generation; and (iv) affiliate marketing. Adex currently actively markets the following of its own internal offers: (i) EasyWhite Labs – a teeth whitening kit; (ii) Acai Alive – a dietary supplement; (iii) RezQ – a dietary supplement; and (iv) TriCleanse – a digestive cleansing system.

BUSINESS SEGMENTS

In the second quarter of 2009, we changed its internal operating structure which resulted in changes in our reportable segments. Prior to the second quarter of 2009, our product segment primarily operated as a standalone segment; in particular, the segment contracted with its own marketing affiliates to generate sales, sourced its own inventory, and performed its own product branding, etc. During the second quarter of 2009, we restructured its operations by integrating its in house media buying and affiliate network together to service both internal and external offers.

In accordance with the above structural changes, our chief operating decision maker has changed the performance measurement segments of the company to the following:

1. Marketing Platform Services – Internal Offers
2. Marketing Platform Services – External Offers

Marketing Platform Services – Internal Offers

Primary activities of this segment are performed to promote our internal offers; we will source our own inventory from strategic partners, brand or private label the inventory, perform all fulfillment and logistical support, and bill the end consumer directly. The primary services used to promote our internal offers include the following:

(i)	search and contextual based advertising;
(ii)	display based advertising; and
(iii)	affiliate marketing.

The revenue received by us from our internal product offers is a combination of (i) revenue charged for shipping and handling of the product; and (ii) revenue for the product subscription charged on a monthly basis until the customer cancels the subscription. The costs to the marketing of our internal product offers include the costs of inventory and procurement, costs of direct media buys, costs paid to marketing affiliates, and the costs of merchant credit card processing.

Marketing Platform Services – External Offers

Primary activities of this segment include the following platform services for product offers that are owned by independent third parties:

(i)	search and contextual based advertising;
(ii)	display based advertising; and
(iii)	affiliate marketing.

The revenue received by us in this segment is composed of a click-per-action (“CPA”) commissioned based payment from the owner of the offer. The costs include costs of direct media buys, and costs paid to marketing affiliates.

Although there were changes in the structure of our internal organization, there are no changes in the composition of the reportable segments. Our previously reported products segment became the marketing platform services – internal offer segment; and the marketing platform services segment became the marketing platform services – external offers segment. As such, there is no need to restate the segment information disclosed in the prior periods.

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements for the periods indicated:

For The Three Months Ended	Marketing Platform Services - External Offers	Marketing Platform Services - Internal Offers	Total	For The Six Months Ended	Marketing Platform Services - External Offers	Marketing Platform Services - Internal Offers	Total

June 30, 2009				June 30, 2009
Revenues	$2,825,000	$5,334,289	$8,159,289	Revenues	$5,337,500	$6,315,685	$11,653,185
Cost of revenues	2,216,407	1,530,002	3,746,409	Cost of revenues	4,320,300	1,965,658	6,285,958
Gross profit	$608,593	$3,804,287	$4,412,880	Gross profit	$1,017,200	$4,350,027	$5,367,227
Gross margin	21.5%	71.3%	54.1%	Gross margin	19.1%	68.9%	46.1%

Corporate expenses			$5,105,695	Corporate expenses			$7,592,212
Stock-based compensation			318,051	Stock-based compensation			496,407
Amortization of intangible assets			39,892	Amortization of intangible assets			86,941
Impairment of intangible assets			989,834	Impairment of intangible assets			989,834
Operating loss			$(2,040,592)	Operating loss			$(3,798,167)

June 30, 2008				June 30, 2008
Revenues	$718,776	$-	$718,776	Revenues	$1,409,329	$-	$1,409,329
Cost of revenues	536,244	-	536,244	Cost of revenues	1,079,904	-	1,079,904
Gross profit	$182,532	$-	$182,532	Gross profit	$329,425	$-	$329,425
Gross margin	25.4%	-	25.4%	Gross margin	23.4%	-	23.4%

Corporate expenses			$817,892	Corporate expenses			$858,878
Stock-based compensation			56,053	Stock-based compensation			56,053
Operating loss			$(691,413)	Operating loss			$(585,506)

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

We do not charge intersegment revenue; instead an intercompany management fee is charged for the sales and marketing services that our Marketing Platform Services – External Offers segment provides to our Marketing Platform Services – Internal Offers segment. These intercompany management fees are eliminated at the consolidation.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period.  The U.S. Securities and Exchange Commission (the “SEC”) has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (i) provision for doubtful accounts; (ii) accrued liabilities; (iii) estimates of when internally developed software is deemed probable to be completed and ready for intended use; (iv) assumptions on stock option forfeiture rates, expected terms, and volatility rates of our underlying shares; (v) estimates of useful lives underlying our depreciable and intangible assets; (vi) reserves for excess and obsolete inventory; (vii) asset impairments; (viii) income taxes; and (iv) reserve for credit card charge backs and returns.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A, Amendment No.2 on Form 10-K/A and Form 10-Q for period ending March 31, 2009, each as filed with the SEC.

Certain amounts in prior period’s financial statements have been reclassified to conform to the current period’s presentation.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

Our revenues consist of services to promote both third party offers as well as our own internal offers. We evaluate revenue recognition using the following basic criteria and recognize revenue when all four criteria are met:

(i)	Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions for delivery of services must be present in order to recognize revenue;
(ii)	Delivery: Delivery is considered to occur when the service is performed and the risk of loss and reward has been transferred to the customer;
(iii)	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable; and
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

Our marketing platform service revenue –external offers to third parties consists mostly of revenue derived world-wide from direct advertisers, affiliate networks, ad networks, and list managers. Our marketing platform service – internal offers to promote our internal offers consists mostly of revenue derived from on-line consumers in the United States and Canada.

Our marketing platform service revenue to third parties is mostly derived on a cost-per-action (“CPA”) basis, also known as pay-per-action (“PPA”) basis. Under this pricing model, advertisers, affiliate networks, ad networks, and list managers pay us when a specified action (a purchase, a form submission, or other action linked to the advertisement) has been completed.

We market its internal offers on a free trial subscription basis. Title to all internal product offers shipped pass to the consumer upon receipt by the consumer. Upon receipt by the consumer, we record non-refundable shipping and handling revenue. The consumer has 7 to 11 days from when the internal product offer was received during which they can notify the company of their intent to return the product shipped in which case the consumer’s credit card will not be billed for the product sales price. If the customer chooses to keep the product beyond the free trial period, the customer’s credit card will be billed and the customer’s subscription will begin automatically once the free trial period has expired. Accordingly, we do not record revenue until acceptance occurs which is deemed to be after the free trial period has expired without notification of rejection of the product.

Our revenues are subject to material seasonal fluctuations. In particular, revenues in the fourth fiscal quarter will ordinarily be significantly higher than other fiscal quarters. Revenues recorded in the current quarter are not necessarily indicative of what reported revenues will be for an entire fiscal year.

Classification of Affiliates Cost

Payments made or accrued to our sales and marketing affiliates or payments made for direct media buys that relate to promoting our internal product offers are recorded as sales and marketing expenses. Payments made or accrued to our sales and marketing affiliates of direct media buys that relate to services performed for third-party offers are recorded as cost of revenues.

RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and estimates summarized above as well as our condensed consolidated financial statements and notes thereto contained in Item 1 of this report. The following table sets forth certain consolidated statements of operations data as a percentage of net revenues for the periods indicated.

	For The Three Months Ended*			For The Six Months Ended*
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2009	2008	in %	2009	2008	in %
Revenues:
Marketing platform services - external offers	$2,825,000	$718,776	293.0%	$5,337,500	$1,409,329	278.7%
Percentage of net revenues	34.6%	100.0%		45.8%	100.0%
Marketing platform services - internal offers	5,334,289	-	n/a	6,315,685	-	n/a
Percentage of net revenues	65.4%	-		54.2%	-
Total revenues:	8,159,289	718,776	1035.2%	11,653,185	1,409,329	726.9%

Cost of revenues:
Marketing platform services - external offers	2,216,407	536,244	313.3%	4,320,300	1,079,904	300.1%
Percentage of net revenues	27.2%	74.6%		37.1%	76.6%
Marketing platform services - internal offers	1,506,669	-	n/a	1,907,325	-	n/a
Percentage of net revenues	18.5%	-		16.4%	-
Amortization of acquired product licenses	23,333	-	n/a	58,333	-	n/a
Total cost of revenues:	3,746,409	536,244	598.6%	6,285,958	1,079,904	482.1%
Percentage of net revenues	45.9%	74.6%		53.9%	76.6%

Gross profit	4,412,880	182,532	2317.6%	5,367,227	329,425	1529.3%
Percentage of net revenues	54.1%	25.4%		46.1%	23.4%

Operating expenses:
Product development	-	35,250	n/a	-	35,250	n/a
Percentage of net revenues	n/a	4.9%		n/a	2.5%
Sales and marketing	4,726,346	295,982	1496.8%	6,712,082	328,473	1943.4%
Percentage of net revenues	57.9%	41.2%		57.6%	23.3%
General and administrative	697,400	542,713	28.5%	1,376,537	551,208	149.7%
Percentage of net revenues	8.5%	75.5%		11.8%	39.1%
Amortization of intangible assets	39,892	-	n/a	86,941	-	n/a
Impairment of intangible assets	989,834	-	n/a	989,834	-	n/a
Total operating expenses	6,453,472	873,945	638.4%	9,165,394	914,931	901.8%
	(2,040,592)	(691,413)	-195.1%	(3,798,167)	(585,506)	-548.7%
Operating loss
Interest and other income, net	(14,576)	29,536	-149.3%	432	32,093	-98.7%
Percentage of net revenues	-0.2%	4.1%		-	2.3%
Mark-to-market loss on warrant liability	(18,538)	-	n/a	(18,538)	-	n/a
Loss before provision for income taxes	(2,073,706)	(661,877)	-213.3%	(3,816,273)	(553,413)	-589.6%
(Benefit) provision for income tax	(381,278)	-	n/a	(399,764)	800	-50070.5%
	$(1,692,428)	$(661,877)	-155.7%	$(3,416,509)	$(554,213)	-516.5%
Net loss

* Numbers and percentages might not foot due to rounding.

Revenues

Net revenues for the three and six months ended June 30, 2009 increased by $7.4 million or 1,035.2% and $10.2 million or 726.9%, respectively, compared to the same period a year ago. Growth in the net revenues in the marketing platform services – external offers segment was primarily due to the expansion of our affiliate network and in-house media buying teams that promoted these third party offers.

Our revenues are impacted by the mix of advertising offers or products we market, changes in consumer demand for these offers and products, and changes in our customer base. Changes in consumer demand and increased competitors in the space could cause revenue from these types of offers to change significantly.

Revenue from our internal product offers for the three and six months ended June 30, 2009 primarily reflected strong sales of our EasyWhite labs teeth whitening offer.

Cost of Revenues

Marketing Platform Services – External Offers

Our cost of revenues for marketing platform services – external offers is summarized as follows for the three and six months ended June 30, 2009 and 2008:

	For The Three Months Ended			For The Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2009	2008	in %	2009	2008	in %
Media buys	$1,459,900	$453,502	221.9%	$3,026,722	$708,783	327.0%
Affiliates payments	744,379	74,012	905.8%	1,257,563	357,554	251.7%
Affiliate network software	2,800	2,300	21.7%	8,330	2,300	262.2%
Web site development and hosting	2,800	2,930	-4.4%	10,382	7,767	33.7%
Merchant service fees	3,782	-	n/a	7,801	-	n/a
Shipping and handling	1,846	-	n/a	5,059	-	n/a
Others	900	3,500	-74.3%	4,443	3,500	26.9%
Total	$2,216,407	$536,244	313.3%	$4,320,300	$1,079,904	300.1%

The cost of revenues in the external offers increased by 313.3% and 300.1%, respectively in the three and six months ended June 30, 2009, compared to the same periods a year ago. The increase was primarily due to increased costs of media buys and payments to marketing affiliates needed to generate the increased revenue for the periods.

Marketing Platform Services –Internal Offers

Our cost of revenues for marketing platform services – internal offers is summarized as follows for the three and six months ended June 30, 2009 and 2008:

	For The Three Months Ended			For The Six Months Ended
	June 30,	June 30,	Change	June 30,	June 30,	Change
	2009	2008	in %	2009	2008	in %
Inventory sold, manufacturing and distribution costs	$439,264	$-	n/a	$494,877	$-	n/a
Inventory write-downs & adjustments	5,787	-	n/a	31,712	-	n/a
Merchant service fees	542,216	-	n/a	706,090	-	n/a
Shipping and handling fees	425,214	-	n/a	530,053	-	n/a
License fees	31,667	-	n/a	75,000	-	n/a
Salaries and benefits	54,459	-	n/a	72,501	-	n/a
Others	31,395		n/a	55,425		n/a
Total	$1,530,002	$-	n/a	$1,965,658	$-	n/a

During the three and six months ended June 30, 2009, we incurred $23,333 and $58,333, respectively, in amortization of acquired product licenses that were included in costs of revenues. This amount represented the amortization of acquired product license agreements in connection with our acquisition of Digital Instructor. The value assigned to the acquired product license agreements was $700,000 at the date of the acquisition and was completely impaired during the second quarter of 2009.

Gross profit

For the three months ended June 30, 2009, the gross profit in our marketing platform services – external offers segment was 21.5% compared to 25.4% for the same period a year ago. For the six months ended June 30, 2009, the gross profit for this segment was 19.1% compared to 23.4% for the same period a year ago. This decrease in gross profit percentage was the result of increased cost of media buys and affiliate payments to support our growth in revenue in this segment.

For our marketing platform services – internal offers segment, the gross profit was 71.3% and 68.9% for the three and six months ended June 30, 2009. We did not have revenue from this segment during the same periods in 2008.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our revenue from each of our operating segments, and offers marketed within each of the segments.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses increased by $4,430,364 or 1,496.8% during the three months ended June 30, 2009 compared to the same period a year ago; it increased by $6,383,609 or 1,943.4% during the six months ended June 30, 2009, compared to the same period a year ago. Both increases reflect the increased costs of direct media buys and payments made to marketing affiliates to promote our internal product offers.

Share-based compensation expense included in sales and marketing expenses were $148,945 and $232,705, respectively, for the three and six months ended June 30, 2009; stock based compensation expense was $21,345 for both the three and six months ended June 30, 2008.

General and administrative expenses

General and administration expenses increased by $154,687 or 28.5% during the three months ended June 30, 2009 compared to the same period a year ago; it increased by $825,329 or 149.7% during the six months ended June 30, 2009 compared to the same period a year ago. As a result of becoming a publicly-traded company, we incurred more personnel costs, share-based compensation costs, legal, accounting, auditing, insurance, facility costs, and tax planning and compliance fees in the three and six months ended June 30, 2009 compared to the periods a year ago. We expect general and administrative costs to increase in order to support our expected growth in revenues.

Share-based compensation expense included in general and administrative was $169,109 and $263,705, respectively, for the three and six months ended June 30, 2009; share-based compensation expense was $34,708 for both the three and six months ended June 30, 2008.

GOODWILL

In connection with the impairment test of our intangible assets during the second quarter of 2009, we performed an interim impairment test on our goodwill balances. The test performed compared the implied fair value of goodwill to the carrying amount of goodwill on our balance sheet. Our estimate of the implied fair value of the goodwill was based on the quoted market price of our common stock and shares outstanding on June 1, 2009. Accordingly, each reporting unit was assigned an implied fair value by using an income based approach. Our goodwill impairment test indicated that no goodwill impairment was required reflecting the implied fair value of each our reporting unit exceeded the carrying amount. A second step to measure the amount of impairment loss was accordingly not required.

As of June 30, 2009, the balance in goodwill was $8,448,789, of which $1,945,366 is attributable to the marketing platform services – external offering segment and $6,503,423 is attributable to the marketing platform services – internal offering segment.

INTANGIBLE ASSETS

During the second quarter of 2009, we made certain changes to the Bay Harbor business model whereby we discontinued the lead generation services for financial advisors. We have redeployed the underlying technology engine which was previously being used in the Bay Harbor business for marketing its internal product offers to consumers. Management has forecasted reduced revenues and cash flows from the Bay Harbor business services to financial advisors in the future.

During the second quarter of 2009, we shifted its focus and deployment of capital away from the acquired educational product offers that were being marketed through Digital Instructor in place of new health and beauty based internal offers. We believe health and beauty based internal offers will provide us with a longer lifetime value per consumer and higher profit margins.

Given the impairment indicators of the acquired intangible assets discussed above, we performed a test of purchased intangible assets for recoverability. The assessment of recoverability is based upon the assumptions and future usefulness of the assets.

The analysis determined that the carrying amount of the intangible assets exceeded the implied fair value under the test for impairment per Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“FAS 144”). FAS 144 and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $1.0 million, of which $587,968 related to product licensing agreements (Digital Instructor), $251,986 to product trade names (Digital Instructor), $58,661 to customer database (Digital Instructor), $80,640 to company trade name (Bay Harbor) and $10,579 to marketing collateral (Bay Harbor). In addition, the remaining lives of marketing collateral and company trade names were shortened from 38 months to 12 months and from 48 months to 12 months, respectively.

If our assumptions regarding projected revenue or gross margin rates are not achieved, we may be required to record additional intangible asset impairment charges in future periods, if any such change or other factor constitutes a triggering event. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The estimated future amortization expenses for our purchased intangible assets are summarized below:

Amortization Expense
(by fiscal year)
Remainder of 2009	$51,168
2010	74,075
2011	41,111
2012	40,000
2013	25,868
Total	$232,222

CONVERTIBLE PREFERRED STOCKS AND WARRANTS

Terms and Conditions

On June 12, 2009, we entered into a Series A Convertible Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), with a limited number of accredited investors (the “Purchasers”). We closed the sale to the Purchasers of 1,951,337 shares of our Series A Preferred Stock, $0.0001 par value (the “preferred stock”), at a price per share equal to $1.20 (the “Original Issue Price”) and warrants (the “warrants”) to purchase up to 975,668 shares of our common stock, par value $0.0001 (the “common stock”), at an exercise price of $1.56 per share (the “Warrant Exercise Price”). We have raised aggregate proceeds of $2,341,604 in the financing transaction (the “Financing”). The purchase price for the preferred stock and warrants was payable in cash.

At the option of the holder at any time, shares of the preferred stock are convertible into shares of our common stock at a conversion price equal to $1.20 per share (the “conversion price”). The conversion price is subject to adjustment for stock splits, stock dividends and recapitalizations. In addition, for so long as any shares of preferred stock remain outstanding and the shares of common stock underlying such shares of preferred stock are not eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), if we issue any securities, other than certain permitted issuances, at a per share price (or equivalent for convertible securities) which is less than the then current conversion price, we shall reduce the conversion price according to a weighted-average-anti-dilution formula (the “preferred stock down-round provision”). The Company analyzed the converson provision and determined it did not meet the criteria for bifurcation.

The warrant exercise period ends five years after the date of issuance of the warrants. The holder of the warrants may exercise the warrants at any time (subject to the restrictions on exercise and conversion) before the expiration of the warrants.  At the option of us, all warrants shall automatically be deemed to have been exercised fifteen trading days after delivery to the Purchasers of written notice of such deemed exercise, provided that the volume-weighted average closing price of our common stock over the ten trading days immediately preceding the date of such notice is at least $2.50 per share. The exercise price of the warrants and the number of shares of common stock issuable upon exercise of the warrants are subject to adjustment for stock splits, stock dividends and recapitalizations. In addition, if at any time during the period beginning on the date of issuance of the warrants and ending six months thereafter, we issue securities, other than certain permitted issuances, at a per share price (or equivalent for convertible securities) which is less than the then current exercise price of the warrants, we shall reduce the exercise price and the number of shares issuable upon exercise of the warrants according to a weighted-average anti-dilution formula (the “warrant down-round provision”).

Valuation of Convertible Preferred Stocks, Warrants and Embedded Conversion Feature

On January 1, 2009, we adopted Emergency Issues Task Force (“EITF”) 07-5, Determining Whether an Instrument (or embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”), issued by the FASB in June 2008. EITF 07-5 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock fail to meet the scope exception of SFAS No. 133 (“FAS 133”), Accounting for Derivative Instruments and Hedging Activities, paragraph 11(a), and should be classified as a liability and marked-to-market.

Under EITF 07-5, the warrants we issued, as described above, were not considered to be indexed to our stock and have fixed settlement amount based on the terms of the down-round provision. Accordingly, the warrants do not meet the criteria for equity classification and are therefore classified as derivative liabilities and carried at fair value.

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants using the assumptions on June 12, 2009, the date we issued the preferred stocks and warrants:

Stock price:                           $1.60
Exercise price:                       $1.56
Risk free interest rate:          2.81%
Volatility:                               100%
Expected term:                       2.5 years
Dividends:                             none

The effect of the forced exercise provision reduced the value of the warrants by an amount equal to the Black-Scholes value of an option with an exercise price of $2.50 (with all other inputs the same as described above).  The fair value of the warrants down-round provisions was valued using a probability weighted outcome model.  Based on the sum of the individual components, the fair value of the warrants was estimated to be $167,815 at inception. This warrant liability will be marked to market through current earnings and once the down-round provisions expire, this instrument will be reclassified as components of stockholders’ equity.

After the $167,815 allocation of proceeds to the warrants, the remaining gross proceeds of $2,173,594 were used to compute the effective conversion price and beneficial conversion feature. The calculated fair value of the embedded conversion feature was the intrinsic value of the computed effective conversion price and the stock price of the common shares on the issuance date. As a result, $948,350 as a deemed dividend to the preferred stockholders.

The closing costs of $144,500 that were related to the preferred shares issued have been recorded as a reduction to additional paid-in-capital.

Marking-to-Market

FAS 133 requires that the fair value of the aforementioned liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

On June 30, 2009, as a result of the mark-to-market of the warrant liability, we recorded an $18,538 loss which was recorded in Other income and Expense line item in our condensed consolidated statement of operations

Interest and other income (expense), net

Interest and other income (expense), net primarily consist of:

•	Interest income;
•	Interest expense;
•	Foreign exchange gains or losses; and
•	Finance charges;

Interest and other income (expense) during the three months ended June 30, 2009 decreased to a net expense of $14,576 from a net income of $29,536 from the same period a year ago; for the six months ended June 30, 2009, the net income decreased to $432 from $32,093 compared to the same period a year ago. The reduction in interest and other income (expense) was primarily due to the reduced interest income from our lower balance kept in interest bearing short-term investments, non-cash interest expense related to accretion on our promissory notes, and fluctuation in foreign exchange rates.

As a portion of our revenues from out marketing platform services – external offer segment are denominated in the Euro and British Pounds, we are therefore subject to foreign currency exchange rate exposure. Although we have not experienced significant foreign exchange rate gains or losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into currency derivative financial instruments for trading or speculative purposes.

(Benefit) Provision for income tax

During the three and six months ended June 30, 2009, we recorded an income tax benefit of $381,278 and $399,764, respectively. During the three and six months ended June 30, 2008, we recorded zero and $800, respectively, in income tax expense. The 2009 benefit primarily resulted from a deferred tax liability adjustment related to the impairment charge of Digital Instructor intangible assets we recorded during the three months ended June 30, 2009.

We file income tax returns in the U.S. federal jurisdiction, California, and various state jurisdictions in which we have a subsidiary or branch operation. The tax years 2007 and 2008 remain open to examination by the U.S. and state tax authorities.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes. We had no accrued interest or penalties associated with unrecognized tax benefits at June 30, 2009 or December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had unrestricted cash, cash equivalents and short-term investments of approximately $3.1 million compared to $3.2 million as of December 31, 2008. The cash and short-term investments balances include the $2.3 million proceeds from issuing series A preferred stocks in the second quarter of 2009, offsetting by the cash we used in operations, and the repayment of $297,500 in promissory notes during the first six months of 2009.

During the second quarter of 2009, we classified $100,000 of cash as restricted cash. This cash is collateralized as part of securing commercial card accounts with one major credit card company. The collateral is held in a ninety-day certificate of deposit (“CD”) at which time it matures. The CD will automatically renew for subsequent ninety-day terms unless terminated. The credit card company has security interest in the CD and the company is prohibited from pledging or assigning the CD.

A summary of our cash flow activities for the six months ended June 30, 2009 and 2008 are summarized below:

	June 30,	June 30,
	2009	2008

Cash flows used in operating activities	$(1,755,057)	$(284,335)
Cash flows provided by (used in) investing activities	1,739,164	(4,171,998)
Cash flows provided by financing activities	1,899,604	5,161,797
Net increase in cash and cash equivalents	1,883,711	705,464
Cash and cash equivalents at beginning of period	683,576	5,379
Cash and cash equivalents at end of period	$2,567,287	$710,843

Significant non-cash charges for the first six months of 2009 included:

•	deprecation and amortization expenses of $23,074 and $145,274, respectively;
•	share-based compensation expenses of $496,410;
•	mark-to-market loss on warrants liability of $18,538;
•	impairment charges on intangible assets of $989,834;
•	allowance for chargebacks of $428,277; and
•	bad debt expense of $70,693.

Our working capital was approximately $1.8 million at June 30, 2009 compared to $2.2 million at December 31, 2008. Working capital changes included:

•	an increase of $729,235 in accounts receivable primarily due to increased receivables from our marketing platform services – external offers segment;
•	an increase of $196,284 in inventory primarily due to increased inventory level associated with our new products launched in the second quarter of 2009;
•	an increase of $242,985 in prepaid expense and other current assets primarily due to increased payments made for prepayments of inventory;
•	an increase of $732,555 in credit card processor holdbacks reflecting increased merchant processing activity from our internal offers segment;
•	an increase of $1,098,192 in accounts payable due to timing of payment to our vendors and increased business activity; and
•	an increase of $577,100 in accrued liabilities primarily due to accrued payments to Pieces Media, accrued payroll and benefits related expenses, accrued chargebacks and credit card fees.

Our primary source of liquidity is cash, cash equivalents, short term investments, and credit card processor holdbacks. We intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required.

On July 27, 2009, the Company raised an additional $324,000 through the sale of its Series A Preferred Stock and warrants. We believe that our existing cash and cash equivalents, short-term investments, credit card processor holdbacks, plus our expected cash flows from operating and financing activities will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through the remainder of fiscal year 2009 and into fiscal 2010.

In order for us to execute on our business plan for the remainder of fiscal year 2009, we may need to raise additional funds through public or private debt or equity financings or reduce our cost structure.  For example, depending on payment terms with our marketing affiliates, we may be required to pay our marketing affiliates commissions on leads generated for our internal product offers before we collect the corresponding funds from the credit card processor. To the extent we are required to pay our marketing affiliates in advance of when we receive payments from our processors, this will negatively impact the amount of cash we have on hand to grow our operations. In addition, we are often required to pay our marketing affiliates on total leads delivered which include leads related to our internal product offers where the consumer has cancelled or declined the offer within the free trial period. Our cash flow balances rely significantly on our ability to ensure that cash generated from sales of our internal product offers exceed the cash paid out to our marketing affiliates. To the extent we realize high volume of end consumers who early cancel our internal offers within the free trial period, we will still be required to pay our marketing affiliates a commission and this could have a significant impact on our cash position and liquidity.

The sale of equity or debt securities would likely result in additional dilution to our stockholders, could require us to pledge our assets to secure the financing, and could impose restrictive covenants on us.  We cannot be certain that additional financing will be available in amounts or on terms acceptable or favorable to us, or at all.  If we are unable to obtain this additional financing, we would be required to reduce the scope of our planned expansion and sales and marketing efforts, which would harm our business, financial condition and operating results, and/or cause us to sell assets or otherwise restructure our business to remain viable.

Recent Accounting Pronouncements

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Unaudited Condensed Consolidated Financial Statements, Note 20 – Recent Accounting Pronouncements.”

Contractual Obligation and Commitments

Not applicable.

Off-Balance Sheet Arrangements

We have not entered into any other material off-balance sheet arrangements or transactions as of June 30, 2009.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of June 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2009 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.   Legal Proceedings

There are no material pending legal proceedings involving the Company or its property.

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

Current uncertainty in global economic conditions poses a risk to our business as consumers may defer discretionary purchases, such as our internal product offers, in response to tighter credit and negative financial news, which could negatively affect demand for and sales of our internal product offers as well as our external product offers. Weak economic conditions in our target markets, or a reduction in consumer spending even if economic conditions improve, would likely adversely impact both our business segments, operating results, and financial condition in a number of ways.

We will likely need additional funding to support our expanding operations and capital expenditures which may not be available to us and which lack of availability could adversely affect our business.

We have no committed sources of additional capital.  Prior to the Abundantad Merger, Abundantad raised gross proceeds of approximately $5.8 million (net proceeds of approximately $5.7 million) in equity from private investors during March and April 2008.  In June 2009, we raised approximately $2.3 million (net proceeds of approximately $2.2 million) in private placement. We will likely need additional funds to support our growth, fund future acquisitions, pursue business opportunities, react to unforeseen difficulties, or to respond to competitive pressures.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders.

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

We have incurred net losses in our 2008 fiscal year and the six months of 2009 and may not become profitable.

During the year ended December 31, 2008, we incurred a net loss of $2.4 million. During the first six months of 2009, we incurred a net loss of $3.4 million. Our ability to generate revenues and to become profitable depends on many factors, including without limitation, the market acceptance of our products and services, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

Five customers accounted for approximately 62% of our consolidated revenue during 2008 and 26% of our consolidated revenue during the first six months of 2009; loss of either of these customers would have a material adverse effect on our business.

For the six months ended June 30, 2009, 26% of our revenue was generated from five customers. Two of the same customers accounted for 35% of our June 30, 2009 accounts receivable.

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

To the extent we complete a merger or acquisition; we may be affected by numerous risks inherent in the business operations of the acquired entity.  Although our management will endeavor to evaluate the risks inherent in the target entity’s business or industry, we cannot assure you that we will properly ascertain or assess all of the significant risk factors.

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

We may not be able to obtain insurance policies on terms affordable to us that would adequately insure our business, internal product offers, and property against damage, loss or claims by third parties. To the extent our business or property suffers any damages, losses or claims by third parties, which are not covered or adequately covered by insurance, the financial condition of the Company may be materially adversely affected.

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

We depend on several of the major Internet search engines, namely Google, Yahoo!, MSN and AOL, and social media Web sites, namely Facebook, to provide traffic to those merchant advertisers deem to be of value.  We monitor the traffic delivered to our merchant advertisers in an attempt to optimize the quality of traffic we will deliver.  We review factors such as non-human processes, including robots, spiders, scripts (or other software), mechanical automation of clicking and other sources and causes of low-quality traffic, including, but not limited to, other non-human clicking agents.  Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be provided to our merchant advertisers, which, if not contained, may be detrimental to those relationships.  Low-quality traffic (or traffic that is deemed to be less valuable by our merchant advertisers) may prevent us from growing our base of merchant advertisers and cause us to lose relationships with existing merchant advertisers.

With respect to our internal offers segment, we rely on payments made by credit card from end-users. Failure to maintain or increase our merchant processing lines of credit, or loss of our credit card acceptance privileges would seriously hamper our ability to process the sale of our internal products offers.

The payment by end-users for the purchase of our internal product offers is made online by credit card. As a result, we must rely on banks or payment processors to extend us merchant processing lines of credit to process these transactions, and we must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. Our ability to increase our revenues relies heavily on our ability to increase our merchant processor lines of credit. There is no assurance we will be successful in maintaining or increasing our merchant processing lines of credits which would prevent us from billing consumers of our internal offers.

We also are required by our processors to comply with credit card association operating rules, and we have agreed to reimburse our processors for any fines they are assessed by credit card associations as a result of processing payments for us. For example, credit card association rules impose a limit on the maximum number of credit card chargebacks permitted per month. The credit card associations and their member banks set and interpret the credit card rules. Visa, MasterCard, American Express, Discover, or other card associations could adopt new operating rules or re-interpret existing rules that we or our processors might find difficult to follow. Any disputes or problems associated with our payment processors could impair our ability to give customers the option of using credit cards to fund their payments. If we were unable to accept credit cards, our business would be seriously damaged. We also are subject to fines or increased fees from MasterCard and Visa if we fail to detect that merchants are engaging in activities that are illegal or activities that are considered “high risk,” primarily the sale of certain types of product. We may be required to expend significant capital and other resources to monitor these activities.

Credit card processors set certain fees for the use of their services.  These fees may be increased in the future, which would result in additional expense and lower profitability on credit card transactions handled by these credit card processors.  Many credit card processors or the independent sales organizations that represent them hold an amount in reserve (typically a six month rolling reserve in the amount of 10% - 20% of revenue), which is held to protect the credit card processor from any losses sustained if we cease operations while consumer credits and fees continue.

There is a risk that we may experience a significant reduction in, the imposition of limits on, or loss of our credit card processing capacity.

In connection with our marketing and sale of certain products, we often experience a significant number of fraudulent credit card charges, declines, and charge-backs on credit cards used by end consumers.  VISA and MasterCard set certain criteria, including but not limited to charge-back ratios, to which we must adhere.  We use third-party services in order to manage and minimize charge-back transactions during the normal course of business.  However, if we maintain ratios above the limits set by VISA and MasterCard, our credit card processing accounts may be limited or terminated and we may have difficulties finding merchant processors to handle our transactions.  In addition, the processors could also set maximum processing limits per month on the volume of transactions they will process.  This could result in a severe reduction in revenue and hamper our growth potential. As of June 30, 2009 and December 31, 2008, the balance of credit card holdbacks, net of reserves, was $604,771 and $300,493, respectively.  The Company maintains a separate accrual for credit card processor charge-backs and customer return refunds which are both netted against the balance in credit card processor holdbacks.  The balance of this accrual at June 30, 2009 and December 31, 2008 was $572,317 and $144,040, respectively. The Company also maintains an allowance for uncollectible credit card processor holdbacks.  The balance for this accrual at both June 30, 2009 and December 31, 2008 was $23,323.

To the extent our charge-back ratios increase, our gross and operating margins will likely decrease.  To the extent our processors terminate our lines of credit, we will be unable to bill consumers and therefore unable to continue shipping product. If we are unable to comply with the card association rules, in particular to stay within the allowed chargeback thresholds, our corporate profile will be placed in a terminated merchant match file and we will likely not be able to process billings through credit cards any longer, which will materially adversely affect our ability to bill our on-line customers.

Our internal offers segment operates in a continuity or negative option model.

Our internal offers segment operates under a free trial period in which the consumer has the right to cancel the order within a certain amount of time without the consumer’s credit card being charged. In addition, the consumer typically has thirty days to return a portion of the product for full or partial credit.  Changes in consumer spending and general economic conditions may increase the instance of consumer cancellations during the trial period resulting in lower revenue.

In addition, to the extent we use affiliates to market our internal product offers, we are required to pay our affiliates for all leads delivered to us including leads that have been cancelled by the consumer within the free trial period. If the internal offers revenue generated from leads not resulting in early cancellations during the free trial period does not exceed payments made to affiliates for all leads delivered, we may experience negative operating margins.

We may be subject to litigation for infringing the intellectual property rights of others.

Our success will depend, in part, on our ability to protect our intellectual property and to operate without infringing on the intellectual property rights of others.  We currently do not have any pending patent applications or issued patents for the intellectual property embodied in the products sold through our internal offers.  Thus, we cannot guarantee that any of our intellectual property will be adequately safeguarded, or that our intellectual property will not be challenged by third parties.  We may be subject to patent infringement claims or other intellectual property infringement claims that would be costly to defend and could limit our ability to use certain critical technologies.

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

It may become more difficult or expensive for us to license intellectual property, thereby causing us to market fewer internal offers.

Our ability to compete and successfully market our internal offers depends in part on our acquiring and controlling proprietary intellectual property. Our internal offers embody trademarks, trade names, logos, or copyrights that may be licensed from third parties. If we cannot maintain the licenses that we currently have, or obtain additional licenses for offers that we plan to market, we will market fewer internal offers and our business will suffer. We cannot assure that our licenses will be extended on reasonable terms or at all, or that we will be successful in acquiring or renewing licenses to property rights with significant commercial value.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.

Government regulations may prevent or delay the sale of our products, or require their reformulation, either of which could result in lost revenues and increased costs to us.  For instance, the FDA regulates the formulation, labeling, manufacture, marketing, promotion and distribution of dietary supplements such as our Acai Alive, RezQ, and TriCleanse products and cosmetics, such as our EasyWhite Labs product. The FDA may determine that either of these products or one of their ingredients presents an unacceptable health risk, and may determine that a particular claim or statement that we use is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.”  Any of these actions could prevent us from marketing such products or making certain claims or statements of nutritional support or efficacy regarding the products. The FDA could also require us to remove such products from the market. Any recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, which could be material. Any product recall or removal could also lead to liability, substantial costs, and reduced growth prospects.

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

As a marketer and distributor, we face an inherent risk of product liability exposure related to the sale of our internal offers. If we cannot successfully defend against claims that our product offers or product offer candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for our offers or any products that we may develop;
•	injury to our reputation;
•	the withdrawal of a product offer from the market;
•	costs to defend the related litigation;
•	diversion of management time and attention;
•	loss of revenue; and
•	inability to commercialize the product offers that we may develop.

Some of our contracts with wholesalers and other customers require us to carry product liability insurance.

We have product liability insurance coverage with a $4,000,000 million annual aggregate limit and a $2,000,000 million individual claim limit, and which is subject to a per-claim deductible and a policy aggregate deductible. The annual cost of the products liability insurance is based on our level of sales and our policy coverage.  The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. In addition, our carriers have the ability to discontinue our liability coverage at any point in time and we may be unable to obtain alternative coverage.

We rely on contract manufacturers to produce all of the EasyWhite Labs, Acai Alive, RezQ and TriCleanse branded products we sell. Disruptions in our contract manufacturers’ systems or losses of manufacturing certifications could adversely affect our sales and customer relationships.

Our contract manufacturers produce 100% of our EasyWhite Labs, Acai Alive, RezQ, and TriCleanse branded products. Any significant disruption in those operations for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism could adversely affect our sales and customer relationships.

Our business is subject to economic, political, and other risks associated with international operations.

Because many of the offers we market are offered in foreign countries, our business is subject to risks associated with doing business internationally.

Accordingly, our future results could be harmed by a variety of factors, including less effective protection of intellectual property, more stringent regulation by food and health regulatory agencies, changes in foreign currency exchange rates, changes in political or economic conditions, trade-protection measures and import or export licensing requirements. Furthermore, there can be no assurance that our business will not suffer from any of these other risks associated with doing business in a foreign country.

Our corporate compliance and corporate governance programs cannot guarantee that we are in compliance with all potentially applicable regulations.

The development, manufacturing, pricing, marketing, sales and reimbursement of our products and product candidates, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States. We are a relatively small company and had approximately 59 employees as of June 30, 2009. We rely heavily on third parties to conduct many important functions and we cannot guarantee that we are in compliance with all potentially applicable federal and state regulations. If we fail to comply with any of these regulations, we may be subject to a range of enforcement actions, including significant fines, litigation or other sanctions. Any action against us for a violation of these regulations, even if we successfully defend against such actions, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.

Risks Relating to Our Industry

If we are unable to compete in the highly competitive performance-based advertising and marketing industries, we may experience reduced demand in both our operating segments.

We expect to operate in a highly competitive environment.  We will compete with other companies in the following areas:

•	sales to third party merchant advertisers of performance-based and other advertising;
•	services that allow merchants to manage their advertising campaigns across multiple networks and monitor the success of these campaigns; and
•	sales to consumers of free trial continuity product offers.

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

Companies operating continuity or negative option models operate under guidelines mandated by state and federal regulatory agencies, including the Federal Trade Commission (“FTC”) and the offices of various state Attorneys General.  These guidelines may be changed or amended by the FTC at any time, requiring us to make changes in our operations which could severely impact revenue and profitability.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, many of which are beyond our control, including:

•	announcements of new products or services by our competitors;
•	fluctuations in revenue attributable to changes in the search engine-based algorithms that rank the relevance ofour content;
•	quarterly variations in our revenues and operating expenses;
•	announcements of technological innovations or new products or services by us;
•	sales of common stock by our founders and directors or other selling stockholders;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	the limited number of people who hold our common stock;
•	sales of large blocks of our common stock when restricted shares become freely tradable;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	period-to-period fluctuations in our financial results;
•	the potential absence of securities-analyst coverage;
•	conditions or trends in the industry; and
•	general market conditions.

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

Aside from the accounting treatment of the consideration we paid to Kim and Lim, LLC for the acquisition of the assets, and the beneficial conversion feature on the series A preferred share financing we completed in June 2009, both of which were treated as dividend paid, we have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Company’s acquisition of Vibrantads, LLC, under the six month share reset provision, we determined the VWAP was $1.60 and accordingly, 63,298 additional shares of common stock were issued to the former member of Vibrantads, LLC on July 21, 2009. In connection with this issuance, the Company has relied on the exemption from registration under the Securities Act of 1933, as amended (“Securities Act”) pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act  an exemption therefrom.

In connection the vesting schedule of the restricted stocks, 20,313 shares to a non-employee and 4,750 shares to two full time employees were vested during the second quarter of 2009.  The Company has relied on the exemption from registration under the Securities Act pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exempt therefrom.
As previously disclosed on the Company’s Form 8-K filed with the SEC on June 15, 2009, on June 12, 2009, the company issued 1,951,337 shares of the Company’s series A preferred stock, $0.0001 par value (the “preferred stock”), at a price per share equal to $1.20 (the “Original Issue Price”) and warrants (the “warrants”) to purchase up to 975,668 shares of the Company’s common stock, par value $0.0001 (the “common stock”), at an exercise price of $1.56 per share (the “Warrant Exercise Price”). The Company has raised aggregate proceeds of $2,341,604 in the financing transaction (the “Financing”). The purchase price for the preferred stock and warrants was payable in cash. The Company intended to use the cash raised in the financing to expand its business operation. The Company has relied on the exemption from registration under the Securities Act pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exempt therefrom.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

As previously reported on Form 8-K filed with the Securities and Exchange Commission on June 15, 2009, on June 12, 2009, the holders representing approximately 50.16% of the Company’s common stock approved the following matters pursuant to a written consent.

•	the re-election of the incumbent directors until their respective successors are duly elected and qualified;
•	the approval and adoption of the First Amended and Restated Adex Media Inc., Employee Stock Option Plan;
•	the approval and adoption of the Company’s First Amended and Restated Bylaws; and
•	the ratification of the appointment of Burr, Pilger and Mayer, LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009.

The Company did not solicit proxies and the related information provided in the Form 8-K filed with the SEC on June 15, 2009 is incorporated herein by reference.

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	First Amended and Restated Adex Media, Inc. Employee Stock Option Plan (3)
3.4	First Amended and Restated Certificate of Incorporation of Adex Media, Inc. (3)
3.5	First Amended and Restated Bylaws (3)
3.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Adex Media, Inc. (3)
10.1	Amendment to Asset Purchase Agreement among Abundantad Incorporated, a Nevada corporation, Kim and Lim, LLC, a California limited liability company, James Kim and Dennis Hom (2)
10.2	Form of Series A Convertible Preferred Stock and Warrant Purchase Agreement*
10.3	Form of Warrant*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
______________
* Filed herewith

(1)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.
(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 15, 2009.
(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEX MEDIA, INC.

Date: August 14, 2009	By:	/s/ Scott Rewick
Scott Rewick
Chief Executive Officer
(Principal Executive Officer)

ADEX MEDIA, INC.

Date: August 14, 2009	By:	/s/ Ben Zadik
Ben Zadik
Chief Financial Officer
(Principal Financial and Accounting Officer)