Form 10-Q
period 2009-09-30
ADEX MEDIA, INC.
filed 2009-11-13
CIK 1402531

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Yes   ☐      No   ☒

At November 10, 2009, 32,055,248 shares of Common Stock, par value $0.0001, of the registrant were outstanding.

ADEX MEDIA, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
	2009	2008 (a)

ASSETS

Current assets:
Cash and cash equivalents	$1,879,547	$683,576
Restricted cash	100,000	-
Short-term investments	570,960	2,502,670
Accounts receivable, net of allowance for doubtful accounts of $10,960
and $19,737, respectively	317,202	521,004
Credit card processor holdbacks, net of reserves of $477,706 and $167,363, accrued credit card chargeback fees of $120,213 and $57,280, and
accrued credit card fees of $134,143 and zero, respectively	574,164	243,213
Inventory, net	417,123	57,087
Prepaid expenses and other current assets	152,986	97,878
Total current assets	4,011,982	4,105,428

Property and equipment, net	136,465	43,606
Intangible assets, net	206,638	1,367,330
Goodwill	8,448,789	8,448,789

Total assets	$12,803,874	$13,965,153

LIABILITITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,291,311	$929,807
Accrued liabilities	1,030,273	536,627
Warrant liability	111,067	-
Deferred revenue	29,774	25,709
Promissory notes	142,976	401,806
Total current liabilities	2,605,401	1,893,949

Promissory notes	-	150,000
Deferred tax liability	3,653	404,817

Total liabilities	2,609,054	2,448,766

Commitments and Contingencies (Note 14)

Stockholders' Equity:
Preferred stock; $0.0001 par value; 10,000,000 shares authorized;
2,221,337 shares issued and outstanding at September 30, 2009 for
series A preferred stock and zero at December 31, 2008	$222	$-
Common stock, $0.0001 par value; 150,000,000 shares authorized, 32,055,248 and 31,202,347 shares issued and outstanding at September 30, 2009 and
December 31, 2008, respectively	3,206	3,120
Additional paid-in capital	18,098,650	13,808,966
Accumulated deficit	(7,907,258)	(2,295,699)
Total stockholders' equity	10,194,820	11,516,387

Total liabilities and stockholders' equity	$12,803,874	$13,965,153

The accompanying notes are integral part of these condensed consolidated financial statements.

(a) Derived from audited consolidated financial statements.

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Revenues:

Marketing platform services - external offers	$3,078,563	$1,340,935	$8,416,063	$2,750,264
Marketing platform services - internal offers	3,429,139	476,228	9,744,824	476,228
Total revenues	6,507,702	1,817,163	18,160,887	3,226,492

Cost of revenues:
Marketing platform services - external offers	2,511,901	1,219,213	6,832,201	2,299,117
Marketing platform services - internal offers	1,388,945	127,526	3,296,270	127,526
Amortization of acquired product licenses	-	18,795	58,333	18,795
Total cost of revenues	3,900,846	1,365,534	10,186,804	2,445,438

Gross profit	2,606,856	451,629	7,974,083	781,054

Operating expenses:
Product development	-	17,300	-	52,550
Sales and marketing	2,716,664	1,021,662	9,428,746	1,350,135
General and administrative	1,071,825	404,521	2,448,362	955,729
Amortization of intangible assets	25,584	22,224	112,525	22,224
Impairment charges on intangible assets	-	310,000	989,834	310,000

Total operating expenses	3,814,073	1,775,707	12,979,467	2,690,638

Operating loss	(1,207,217)	(1,324,078)	(5,005,384)	(1,909,584)

Other income and expense:
Interest and other (expense) income, net	(8,170)	13,489	(7,738)	45,582
Mark-to-market gain on warrant liability	88,786	-	70,248	-

Loss before income taxes benefit	(1,126,601)	(1,310,589)	(4,942,874)	(1,864,002)

Income tax benefit	(1,400)	(12,923)	(401,164)	(12,123)

Net loss	$(1,125,201)	$(1,297,666)	$(4,541,710)	$(1,851,879)

Deemed dividend to series A preferred stockholders	(121,500)	-	(1,069,850)	-

Net loss attributable to common stockholders	$(1,246,701)	$(1,297,666)	$(5,611,560)	$(1,851,879)

Loss per common share, basic and diluted	$(0.04)	$(0.04)	$(0.18)	$(0.12)

Weighted average common shares used in computing
basic and diluted loss per common share	31,871,506	30,388,079	31,648,221	15,443,218

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADEX MEDIA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Nine Months Ended
	September 30,	September 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(4,541,710)	$(1,851,879)
Reconciliation of net loss to net cash used in operating activities:
Depreciation	35,713	9,872
Amortization of intangibles	170,858	41,019
Share-based compensation	905,354	323,926
Loss on disposal of assets	7,717	-
Mark-to-market gain on warrant liability	(70,248)	-
Impairment charges on intangible assets	989,834	310,000
Interest from accretion of promissory notes	1,170	3,696
Deferred income tax adjustment	(401,164)	(12,923)
Inventory provision for obsolescence	157,788	-
Bad debt expense	122,909	-
Changes in current assets and liabilities:
Accounts receivable	80,893	(255,833)
Credit card processor holdbacks	(330,951)	(24,163)
Other receivables	-	(43,783)
Inventory	(517,824)	4,735
Prepaid expenses and other current assets	(55,108)	(58,140)
Accounts payable	361,504	483,374
Accrued liabilities	493,646	412,124
Deferred revenue	4,065	13,412
Net cash used in operating activities	(2,585,554)	(644,563)

Cash flows from investing activities:
Purchase of short-term investments	(518,320)	(4,137,205)
Proceeds from sale of short-term investments	2,450,030	1,576,698
Change in restricted cash	(100,000)	-
Cash acquired in connection with acquisition of membership interests
in Digital Instructor, LLC	-	56,431
Acquisition of membership interests in Digital Instructor, LLC	-	(1,000,000)
Acquisition of assets of Vibrantads, LLC	-	(70,000)
Acquisition of assets of Bay Harbor Marketing, LLC	-	(50,000)
Acquisition costs and finders' fees paid	-	(203,445)
Purchase of intangible assets	-	(10,000)
Purchase of property, plant and equipment	(136,289)	(34,993)
Net cash provided by (used in) investing activities	1,695,421	(3,872,514)

Cash flows from financing activities:
Gross proceeds from private placement of common stock	-	5,758,148
Costs of private placement of common stock	-	(104,920)
Gross proceeds from private placement of series A preferred stock	2,665,604	-
Costs of private placement of Series A preferred stock	(169,500)	-
Cash dividend paid	-	(491,431)
Repayment of promissory notes	(410,000)	-
Net cash provided by financing activities	2,086,104	5,161,797

Net increase in cash and cash equivalents	1,195,971	644,720

Cash and cash equivalents at beginning of period	683,576	5,379

Cash and cash equivalents at end of period	$1,879,547	$650,099

Non-cash financing transactions:
Deemed dividend to series A preferred stockholders	$1,069,850	$-
Fair value allocated to warrants issued with series A preferred stock	$181,315	$-
Promissory notes issued in connection with acquisitions	$-	$560,000
Value of common shares issued in connection with acquisition of
membership interests in Digital Instructors, LLC	$-	$5,616,000
Value of common shares issued in connection with acquisition of
assets of Vibrantads, LLC	$-	$531,563
Value of common shares issued in connection with acquisition of
assets of Bay Harbor Marketing, LLC	$-	$1,676,187
Discount on promissory notes issued	$-	$21,784

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

The December 31, 2008 condensed consolidated balance sheet was derived from the audited financial statements at that date, but does not include all disclosures required by GAAP. Earnings per share prior to the merger with Abundantad are restated to reflect the equivalent number of shares received by Pieces. The results of operations presented for the period ended September 30, 2008 included three and nine month results of operations for Pieces, Abundantad, Adex and results from Digital Instructors, LLC (“Digital Instructor”) from August 13 to September 30, 2008. The results of operations presented for the period ended September 30, 2009 included the three and nine month results of Pieces, Abundantad, Adex and Digital Instructor. The condensed consolidated financial statements include the accounts as described above as well as the Company’s additional subsidiaries, all of which are wholly owned. All significant inter-company balances and transactions have been eliminated in consolidation.

The financial statements include management’s estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of sales and expenses during the reporting periods. Actual results could differ from those estimates, and material effects on operating results and financial position may result. These condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, Amendment No. 2 on Form 10-K/A, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, each as filed with the Securities and Exchange Commission (“SEC”). The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for any future period.

To conform to current period presentation, we have reclassified the accrual of credit card chargeback fees and credit card fees from “Accrued liabilities” to “Credit card processor holdbacks, net of reserves, accrued credit card chargeback fees and accrued credit card fees” line item on our condensed consolidated balance sheet.

NOTE 2.        SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenues consist of marketing services to promote both third party offers as well as its own internal offers. The Company evaluates revenue recognition using the following basic criteria and recognizes revenue when all four criteria are met:

(i)	Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions for delivery of services must be present in order to recognize revenue;
(ii)	Delivery: Delivery is considered to occur when the service is performed and the risk of loss and reward have been transferred to the customer;
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

The Company’s marketing platform service revenue – external offers to third parties consists mostly of revenue derived from direct advertisers, affiliate networks, ad networks, and list managers. The Company’s marketing platform service – internal offers consists mostly of revenue derived from on-line consumers.

The Company’s marketing platform service revenue to third-parties is mostly derived on a cost-per-action (“CPA”) basis, also known as pay-per-action (“PPA”) basis. Under this pricing model, advertisers, affiliate networks, ad networks, and list managers pay the Company when a specified action (a purchase, a form submission, or other action linked to the advertisement) has been completed.

The Company markets its internal offers on a free trial subscription basis. Title to all internal offers shipped pass to the consumer upon receipt by the consumer and the expiration of the free trial period. Upon receipt by the consumer, the Company records non-refundable shipping and handling revenue. The consumer has between 7 to 11 days from when the internal offer was ordered during which they can notify the Company of their intent to cancel and return the product shipped in which case the consumer’s credit card will not be billed for the product sales price. If the customer chooses to keep the product beyond the free trial period, the customer’s credit card will be billed and the customer’s subscription will begin automatically once the free trial period has expired. Accordingly, the Company does not record revenue until acceptance occurs which is deemed to be after the free trial period has expired without notification of rejection of the product. Every month thereafter, the consumer will be shipped additional items under the offer and billed accordingly until the consumer cancels the subscription.

Classification of Direct Media Costs and Payments Made to Affiliates

Payments made or accrued for our sales and marketing affiliates or payments made for direct media buys that relate to promoting our internal offers are recorded as sales and marketing expenses. Payments made or accrued for our sales and marketing affiliates or direct media buys for external offers are recorded as cost of revenues.

NOTE 3.        RESTRICTED CASH

During the second quarter of 2009, we classified $100,000 of cash as restricted cash. This cash is collateralized as part of securing commercial card accounts with one major credit card company. The collateral is held in a ninety-day certificate of deposit (“CD”) at which time it matures. The CD will automatically renew for subsequent ninety-day terms unless terminated. The credit card company has a security interest in the CD and the Company is prohibited from pledging or assigning the CD.

NOTE 4.        FAIR VALUE MEASUREMENT

The fair-value hierarchy established by Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures, prioritizes the inputs used in valuation techniques into three levels as follows:

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

The Company used Level 1 inputs in measuring the fair value of its short-term investments at September 30, 2009. The Company’s Level 3 liability consists of the convertible preferred stock warrants held by the preferred shareholders.  The fair value of the warrant liability was estimated using the Black-Scholes option pricing model with internal observable and unobservable market input assumptions (see Note 16). The following table summarizes the assets and the liabilities that are measured at the fair value on September 30, 2009.

Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs
	Level 1	Level 2	Level 3	Total

Assets
Short-term investments	$570,960	$-	$-	$570,960
Liabilities
Warrant liability	$-	$-	$111,067	$111,067

The reconciliation of beginning and ending balances for warrant liability measured at fair value using significant unobservable inputs (Level 3) are as follows:

Warrant Liability

Fair value at issuance date on June 12, 2009	$167,815
Fair value at issuance date on July 27, 2009	13,500
Mark-to-market gain at September 30, 2009	(70,248)

Warrant liability at fair value on September 30, 2009	$111,067

The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts because of the short maturity of these financial instruments.

NOTE 5.        CREDIT CARD PROCESSOR HOLDBACKS

Credit card processor holdbacks are reserves maintained by the credit card processors or independent sales organizations that we contract through for any potential charge-backs or fines levied by the card associations related to the Company’s on-line sales of its internal offers or fees charged by the processors.  The Company maintains a separate accrual for credit card processor charge-backs, customer return refunds, credit card chargeback fees and credit card processing fees. As of September 30, 2009 and December 31, 2008, the balance of credit card processor holdbacks, net of aforementioned accruals, was $574,164 and $243,213, respectively.  The balance of the allowance of credit card processors charge-backs and customer return refunds at September 30, 2009 and December 31, 2008 was $454,383 and $144,040, respectively. The balance of the accrual for credit card processors fees and credit card fees at September 30, 2009 and December 31, 2008 was $254,356 and $57,280, respectively. The Company also maintains an allowance for uncollectible credit card processor holdbacks.  The balance for this accrual at both September 30, 2009 and December 31, 2008 was $23,323.

NOTE 6.        INVENTORY

Inventories consist of finished goods or finished goods components purchased from third parties and freight-in. Inventories are stated at the lower of cost or market, using the first-in, first-out method.  The Company performs periodic assessments to determine the existence of obsolete, slow moving and non-saleable inventories, and records necessary provisions to reduce such inventories to net realizable value.  At September 30, 2009 and December 31, 2008, the balance in the provision for obsolete slow moving and non-saleable inventory was $185,863 and $24,354, respectively. All inventories are produced by third-party manufacturers, and substantially all inventories are located at a third-party fulfillment facility in Wood Dale, Illinois.

NOTE 7.        PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist primarily of prepaid insurance premiums, prepaid media buys and leads, and prepaid deposits on the Company’s inventory and operating leases. At September 30, 2009 and December 31, 2008, the balance was $152,986 and $97,878, respectively.

NOTE 8.        PROPERTY AND EQUIPMENT, NET

Property and equipment as of September 30, 2009 and December 31, 2008 are comprised of the following:

	September 30,	December 31,
	2009	2008

Computers and other office equipment	$114,947	$75,721
Office furniture	53,587	44,544
Software licenses and internal developed software	82,832	2,530
Total property and equipment, net	251,366	122,795
Accumulated depreciation	(114,901)	(79,189)
Property and equipment, net	$136,465	$43,606

The Company depreciates its property and equipment using the straight line method over useful lives ranging from two to five years. For software developed for internal use, we follow ASC 350-40, Internal Use Software.  During the nine months ended September 30, 2009, we capitalized $80,302 of such costs.

For the three months and nine months ended September 30, 2009, we recorded $12,639 and $35,713, respectively, in depreciation expense, and recorded $7,009 and $9,872, respectively, in depreciation expense for the three and nine months ended September 30, 2008.

NOTE 9.      GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. We follow ASC 350-20, Goodwill, under which we evaluate goodwill for impairment on an annual basis or whenever events and changes in circumstances suggest that the carrying amount may not be recoverable. We conduct our annual impairment analysis in the fourth quarter of each fiscal year. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying amount, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income approach that uses discounted cash flows and the market approach that utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and a second step is performed to measure the amount of impairment loss. Because we have two reporting units under ASC 280, Segments Reporting, the impairment test is performed at the reporting unit.

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

As of September 30, 2009, the balance in goodwill was $8,448,789, of which $1,945,366 is attributable to the marketing platform services – external offering segment and $6,503,423 is attributable to the marketing platform services – internal offering segment.

Intangible Assets

Our purchased intangible assets as of September 30, 2009 and December 31, 2008 are summarized as follows:

	September 30, 2009				December 31, 2008
	Beginning			Net	Gross			Net
	Carrying	Accumulated	Impairment	Carrying	Carrying	Accumulated	Impairment	Carrying
	Amount *	Amortization	Charges	Amount	Amount	Amortization	Charges	Amount

Domain Names	$10,000	$(4,722)	$-	$5,278	$10,000	$(2,222)	$-	$7,778
Product License Agreements	700,000	(112,032)	(587,968)	-	700,000	(53,699)	-	646,301
Product Trade Names	300,000	(48,014)	(251,986)	-	300,000	(23,014)	-	276,986
Customer Database	130,000	(48,514)	(58,661)	22,825	280,000	(18,652)	(150,000)	111,348
Internal Use Software	200,000	(44,131)	-	155,869	200,000	(14,131)	-	185,869
Company Trade Name	100,000	(16,694)	(80,640)	2,666	200,000	(6,740)	(100,000)	93,260
Marketing Collateral	50,000	(19,421)	(10,579)	20,000	50,000	(4,212)	-	45,788
Affiliate and Incentive Platform	-	-	-	-	60,000	-	(60,000)	-
Total	$1,490,000	$(293,528)	$(989,834)	$206,638	$1,800,000	$(122,670)	$(310,000)	$1,367,330

* The beginning carrying amount reflects intangible asset impairment charges of $310,000 taken in 2008.

Our long-lived assets include equipment, furniture and fixtures and intangible assets. Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We evaluate the recoverability of our long-lived assets in accordance with ASC 360, Property, Plant, and Equipment. We compare the carrying value of long-lived assets to our projection of future undiscounted cash flows attributable to such assets and, in the event that the carrying value exceeds the future undiscounted cash flows, we record an impairment charge against income equal to the excess of the carrying value over the asset’s fair value.

During the second quarter of 2009, the Company made certain changes to its acquired Bay Harbor Marketing, LLC (“Bay Harbor”) business unit model whereby the company discontinued its lead generation services for financial advisors and redeployed the underlying acquired technology engine for marketing its internal offers to consumers.

Also during the second quarter of 2009, the Company shifted its marketing resources away from the three educational offers that were acquired and being marketed through Digital Instructor in place of new health and beauty based internal offers. The Company believes that certain health and beauty based internal offers will provide the Company with a longer lifetime value per consumer and higher profit margins but plans to continue to seek opportunistic educational offers that have high lifetime values per consumer.

Given the impairment indicators of the acquired intangible assets discussed above, we performed a test of purchased intangible assets for recoverability. The assessment of recoverability is based upon the assumptions and future usefulness of the assets.

The analysis determined that the carrying amounts of the intangible assets exceeded the implied fair values under the test for impairment per ASC 360 and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $1.0 million, of which $587,968 related to product licensing agreements (acquired from Digital Instructor), $251,986 to product trade names (acquired from Digital Instructor), $58,661 to customer database (acquired from Digital Instructor), $80,640 to company trade name (acquired from Bay Harbor) and $10,579 to marketing collateral (acquired from Bay Harbor). In addition, the remaining lives of the marketing collateral and company trade names were shortened from 38 months to 12 months and from 48 months to 12 months, respectively.

If our assumptions regarding projected revenues or gross margin rates are not achieved, we may be required to record additional intangible asset impairment charges in future periods, if any such change or other factors constitute a triggering event. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The aggregate amortization expenses for our purchased intangible assets are summarized for the periods presented below:

	Weighted	Three Months Ended		Nine Months Ended
	Average Lives	September 30,	September 30,	September 30,	September 30,
	in Months	2009	2008	2009	2008

Domain Names	36	$834	$1,389	$2,500	$1,389
Product License Agreements	10	-	18,794	58,333	18,794
Product Trade Names	10	-	8,055	25,000	8,055
Customer Database	10	6,250	5,772	29,862	5,772
Internal Use Software	60	10,000	4,159	30,000	4,159
Company Trade Name	21	1,000	1,753	9,954	1,753
Marketing Collateral	21	7,500	1,097	15,209	1,097
Total		$25,584	$41,019	$170,858	$41,019

Note: The weighted average lives were adjusted to reflect the impairment taken during the second quarter of 2009.

The estimated future amortization expenses for our purchased intangible assets are summarized below:

Amortization Expense
(by fiscal year)
Remainder of 2009	$25,584
2010	74,075
2011	41,111
2012	40,000
2013	25,868
Total	$206,638

NOTE 10.      ACCRUED LIABILITIES

Accrued liabilities as of September 30, 2009 and December 31, 2008 are comprised of as follows:

	September 30,	December 31,
	2009	2008

Accrued payroll and payroll related expenses	$303,761	$259,358
Accrued professional fees	109,372	130,001
Accrued dividends to Pieces Media 1	-	100,000
Other	617,140	47,268
Total	$1,030,273	$536,627

(1) Payments due to former members of Pieces Media.

NOTE 11.     PROMISSORY NOTES

Our promissory notes as of September 30, 2009 and December 31, 2008 are comprised of the following:

	September 30,	December 31,
	2009	20081

$60,000 promissory note; non-interest bearing, due July 21, 2009; shown net of imputed interest of $0 and $2,388, respectively 2	$-	$57,612

$255,000 promissory note; non-interest bearing, $52,500 due May 12, 2009; $52,500 due August 12, 2009; $150,000 due February 12, 2010; shown net of imputed interest of $7,024 and $5,806, respectively 3	142,976	494,194

Total promissory notes	$142,976	$551,806

(1) At December 31, 2008, $401,806 was classified as short-term liabilities and $150,000 was classified as long-term liabilities.

(2) The principal amount of $60,000 was fully paid on July 21, 2009;

(3) Of the total promissory note, $52,500 was paid on May 12, 2009 and August 12, 2009, respectively; The remaining principal amount of $150,000 was paid on October 16, 2009;

In connection with the Company’s acquisition of the assets of Vibrantads, LLC, on July 21, 2008, the Company entered into a promissory note with the sole selling member of Vibrantads in the principal amount of $60,000. The principal amount of the promissory note bears no interest and it contains customary events of default that entitle the holder to accelerate the due date of the unpaid principal amount of the promissory note. The present value of the promissory note at December 31, 2008 was $57,612. The promissory note was accreted to the value of its principal amount over a period of twelve months. The promissory note was paid in full on July 21, 2009.

In connection with the Company’s acquisition of the membership interests of Digital Instructor, LLC, on August 12, 2008, the Company issued a senior secured promissory note in the principal amount of $500,000, which was payable on February 12, 2009 (subsequently amended as set forth below). The note was issued to Digital Equity Partners, LLC, a Colorado limited liability company and wholly-owned by the selling members of Digital Instructor, which was formed for the purpose of holding the promissory note. The principal amount of the promissory note bears no interest and contains customary events of default that entitle the holder thereof to accelerate the maturity date of the unpaid principal amount. As part of the transaction, the Company entered into a security agreement with Digital Equity Partners, LLC for purposes of collateralizing the note. Under the security agreement, Digital Equity Partners, LLC was given a first priority security interest in the membership interests purchased by the Company.

On March 6, 2009, the Company, Digital Equity Partners, and the selling members entered into an Agreement (the “Agreement”) pursuant to which:

(i)
Digital Equity Partners surrendered the $500,000 note and the Company issued to Digital Equity Partners in exchange for such note (a) a new note payable to Digital Equity Partners in the principal amount of $255,000 (the “New Note”) and (b) a cash payment of $245,000 on the Effective of the Agreement; and

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

During the second and third quarters of 2009, the Company made $52,500 principal payment to the note holder, respectively. The present value of the promissory note at September 30, 2009 and December 31, 2008 was $142,976 and $494,194, respectively. The promissory note is being accreted to the value of its principal amount over a period of three to twelve months. The remaining principal amount of $150,000 was subsequently paid on October 16, 2009 (see Note 21).

During the three months ended September 30 2009, we recorded $1,699 in interest expense related the accretion of the promissory notes. During the nine months ended September 30, 2009, we recorded a net of $1,170 interest expense which includes a recovery of $4,813 of imputed interest expense due to the amendment on the payment term of the promissory note. We incurred $3,696 in such interest expense for both the three and nine months ended September 30, 2008.

NOTE 12.       LOSS PER SHARE

Basic earnings (loss) per share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the periods in accordance with ASC 260, Earnings Per Share. Diluted earnings per share (“EPS”) reflects the potential dilution that would occur if outstanding stock options or warrants to issue common stock, or preferred stock, were exercised or converted for common stock, and the common stock underlying restricted stock were issued by using the treasury stock method. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.

The following table summarizes the weighted average shares outstanding and earnings (loss) per common share for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Net loss	$(1,125,201)	$(1,297,666)	$(4,541,710)	$(1,851,879)
Deemed dividend to series A preferred stockholders	(121,500)	-	(1,069,850)	-
Net loss attributable to common stockholders	$(1,246,701)	$(1,297,666)	$(5,611,560)	$(1,851,879)
Shares used in computation:
Weighted average shares of common stock outstanding used in computation of basis loss per share	31,871,506	30,388,079	31,648,221	15,443,218
Dilutive effect of stock options and restricted stocks	-	-	-	-
Shares used in computation of diluted loss per common share	31,871,506	30,388,079	31,648,221	15,443,218

Loss per common share, basic and diluted	$(0.04)	$(0.04)	$(0.18)	$(0.12)

During the three and nine months ended September 30, 2009, as the Company incurred a net loss, the weighted average number of common shares outstanding equaled the weighted average number of common shares and share equivalent assuming dilution. During the three and nine months ended September 30, 2008, the basic and diluted weighted average shares were the same as we incurred losses for both periods.

At September 30, 2009, options to purchase 6,333,437 shares of common stock at exercise prices ranging from $0.75 to $5.55, were outstanding but were not included in the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Warrants to purchase approximately 75,000 shares of common stock with an exercise price of $2.00 to $3.00 were also excluded from the computation of diluted loss per share because they were anti-dilutive under the treasury stock method. Unvested restricted stock corresponding to approximately 46,854 shares of our common stock with a grant date fair value from $1.50 to $5.80 were outstanding at September 30, 2009 and were not included in the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method. The convertible series A preferred stock of 2,221,337 and 1,110,668 warrants to purchase common stock issued in the second and third quarters of 2009 were also excluded from the computation of diluted net loss per share because they were anti-dilutive under the treasury stock method.

During the second and third quarters of 2009, we issued 1,951,337 and 270,000 shares of series A convertible preferred stock, respectively, and 975,668 and 135,000 warrants to purchase common stock, respectively, at an exercise price of $1.56 per share. Accordingly, the Company recorded $948,350 and $121,500 in deemed dividends, respectively, during the second and third quarters of 2009 to the preferred stockholders at the issuance date (see Note 16). The deemed dividends were included in the calculation of loss per common share.

In connection with the Company’s acquisitions of the assets of Pieces and Vibrantads, and the membership interests of Digital Instructor, under share reset provisions in each of the respective acquisition agreements, a potential maximum number of shares issuable to each of the above are 250,000, 262,500, and 1,400,000, respectively. On July 21, 2009 and August 12, 2009, the Company issued 63,298 and 306,543 shares of common stock, respectively, to Vibrantads and Digital Instructor, as a result of the reset provisions. (See Part II, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds). Under the reset provision, no shares were issued to Pieces.

In connection with the Company’s acquisition of the assets of Bay Harbor, 150,000 shares were held in escrow and were subject to release based upon Bay Harbor’s achieving of certain revenue and profit milestones during the earn-out period from August 30, 2008 to August 29, 2009. No such shares were issued to Bay Harbor under this provision.

NOTE 13.      COMPREHENSIVE (LOSS) INCOME

We report comprehensive loss in accordance with ASC 220, Comprehensive Income, which established the standard for reporting and displaying other comprehensive (loss) income and its components within financial statements.   For the three and nine months ended September 30, 2009 and 2008, the Company’s comprehensive loss was the same as net loss.

NOTE 14.      COMMITMENT AND CONTINGENCIES

Lease Commitments

The Company leases 2,825 square feet for its corporate office headquarters in Mountain View, California under an 18-month lease agreement. The lease carries a monthly base rental of $6,780 per month through April 2009 and then increases to $7,119 until the end of the lease term. The lease expired on October 31, 2009 and we are currently on a month-to-month lease term.

In connection with the acquisition of Digital Instructor in August, 2008, the Company assumed an additional two leases representing an aggregate of 7,746 square feet expiring on June 30, 2012 in Boulder, Colorado. Monthly aggregate base rentals of these two leases are $6,397 to June 2009, increasing to $6,623 to June 2010, increasing to $6,855 to June 2011, and increasing to $7,101 to June 2012.

During the second quarter of 2009, we entered into a six-month lease for a small office in New Jersey. The monthly lease payment is $1,250 and the lease ends on December 31, 2009.

Total rent expense for the three and nine months ended September 30, 2009 was $43,343 and $124,367, respectively; and was $38,050 and $60,650 for both the three and nine months ended September 30, 2008.

We believe that if we lost any of the foregoing leases, we could promptly relocate within ten miles of each location on similar terms.

The approximate future minimum lease payments under non-cancelable office lease agreements are as follows:

Years	Amount

Remainder of 2009	$30,321
2010	80,967
2011	83,838
2012	42,603
Total	$237,729

Contingencies

In August 2009, Dr. Mehmet Oz, Zo Co 1, LLC, OW Licensing Company, LLC and Harpo, Inc. (collectively, the “Plaintiffs”) filed a complaint in the United States District Court Southern District of New York against approximately fifty named defendants and up to 500 additional “Doe” defendants (the “Complaint”).  The Complaint includes allegations against the defendants relating to their marketing and advertisement activities in connection with certain products, including certain products marketed and sold by the Company.  The Plaintiffs seek monetary and injunctive relief for alleged claims that the defendants’ products, advertisements and/or promotions violate their rights of privacy and publicity, resulting in trademark and copyright infringement, false endorsement and sponsorship, unfair competition, false advertising, deceptive acts and practices, and cyber squatting.

The Company is exploring an early resolution and settlement of any potential liability with Plaintiffs’ counsel; however, the Company intends and is prepared to defend itself against the claims by responding to the Complaint and asserting affirmative defenses.  Although the Company believes it may have meritorious defenses to the Plaintiffs’ allegations, due to the inherent uncertainties of the judicial system and the multi-party nature of this Complaint, the Company is currently unable to predict the outcome of this matter.  The Company is currently unable to determine whether an unfavorable outcome will have a material adverse effect on the Company’s business, financial condition and results of operations.

NOTE 15.    STOCKHOLDERS’ EQUITY

In the first nine months ended September 30, 2009, the Company released 63,021 shares of restricted stocks upon vesting; 63,298 shares of common stocks to the former member of Vibrantads under the reset provision; and 726,582 shares of common stock to the former members of Digital Instructor under the reset provision.

During the year ending December 31, 2008, the Company issued 30,952,347 shares, in connection with the acquisitions of various subsidiaries.

NOTE 16.     CONVERTIBLE PREFERRED STOCKS AND WARRANTS

Terms and Conditions

On June 12, 2009 and July 27, 2009, the Company entered into a Series A Convertible Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), with a limited number of accredited investors (the “Purchasers”). The Company closed the sale to the Purchasers of 1,951,337 and 270,000 shares, respectively, of the Company’s Series A Preferred Stock, $0.0001 par value (the “preferred stock”), at a price per share equal to $1.20 (the “Original Issue Price”) and warrants (the “warrants”) to purchase up to 975,668 and 135,000 shares, respectively, of the Company’s common stock, par value $0.0001 (the “common stock”), at an exercise price of $1.56 per share (the “Warrant Exercise Price”). The Company has raised aggregate proceeds of $2,341,604 and $324,000, respectively, in these two financing transactions (the “Financing”). The purchase price for the preferred stock and warrants was paid in cash.

At the option of the holder at any time, shares of the preferred stock are convertible into shares of the Company’s common stock at a conversion price equal to $1.20 per share (the “conversion price”). The conversion price is subject to adjustment for stock splits, stock dividends and recapitalizations. In addition, for so long as any shares of preferred stock remain outstanding and the shares of common stock underlying such shares of preferred stock are not eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), if the Company issues any securities, other than certain permitted issuances, at a per share price (or equivalent for convertible securities) which is less than the then current conversion price, the Company shall reduce the conversion price according to a weighted-average-anti-dilution formula (the “preferred stock down-round provision”). The Company analyzed the conversion provision and determined it did not meet the criteria for bifurcation.

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

Valuation of Convertible Preferred Stock, Warrants and Embedded Conversion Feature

On January 1, 2009, the Company adopted ASC 815, Derivatives and Hedging. ASC 815 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock that fail to meet the scope exception of ASC 815-10-15 should be classified as a liability and marked-to-market.

Under ASC 815, the warrants we issued, as described above, were not considered to be indexed to our stock and have fixed settlement amount based on the terms of the down-round provision. Accordingly, the warrants do not meet the criteria for equity classification and are therefore classified as derivative liabilities and carried at fair value.

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants using the following assumptions:

	June 12, 2009 Financing	July 27, 2009 Financing

Stock price	$1.60	$1.60
Exercise price	$1.56	$1.56
Risk free interest rate	2.81%	2.63%
Volatility	100%	100%
Expected term in years	5.0	5.0
Dividend	-	-

The effect of the forced exercise provision reduced the value of the warrants by an amount equal to the Black-Scholes value of an option with an exercise price of $2.50 (with all other inputs the same as described above). The fair value of the warrants down-round provisions was valued using a probability weighted outcome model.  Based on the sum of the individual components, the fair value of the warrants was estimated to be $167,815 and $13,500, respectively, for the two financings at inception. This warrant liability is marked to market through current earnings and once the down-round provisions expire, the instruments will be reclassified as components of stockholders’ equity.

After the $167,815 and $13,500 respective allocation of proceeds to the warrants, the remaining gross proceeds of $2,173,789 and $310,500, respectively, of the two financings, were used to compute the effective conversion price and beneficial conversion feature.  The calculated fair value of the embedded conversion feature was the intrinsic value of the computed effective conversion price and the stock price of the common shares on the issuance date. As a result, $948,350 and $121,500 were recorded as a deemed dividend in the second and third quarters, respectively, to the preferred stockholders.

The respective closing costs of $144,500 and $25,000 that were related to the preferred shares issued have been recorded, respectively, during the second and third quarter of 2009 as a reduction to additional paid-in-capital.

Marking-to-Market

ASC 815 requires that the fair value of the aforementioned liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

On September 30, 2009, as a result of the marking-to-market of the warrant liability, we recorded a gain of $70,248 in the Other income and expense line item in our condensed consolidated statement of operations.

NOTE 17.      STOCK OPTIONS, RESTRICTED STOCK, WARRANTS AND SHARE-BASED COMPENSATION
         EXPENSES

We currently have one equity compensation plan, the First Amended and Restated Adex Media, Inc. Employee Stock Option Plan (the “Plan”), as amended in June 2009, which permits the Board of Directors to grant to officers, directors, employees and third parties incentive stock options (“ISOs”), non-qualified stock options, and restricted stocks.

Under the Plan, as amended, options for 10,000,000 shares of common stock are reserved for issuance.  At September 30, 2009, 3,666,563 options were available for grant.

Stock Options

Option activities under the Plan are as follows for the nine months ended September 30, 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price per	Contractual	Intrinsic
	Outstanding	Share	Life (in Years)	Value

Outstanding at December 31, 2008	4,680,000	$1.62	9.41	$5,159,900
Granted	1,942,500	1.49	-	-
Forfeited or expired	(289,063)	2.02	-	-
Outstanding at September 30, 2009	6,333,437	$1.57	8.85	$2,475,978
Vested and exercisable at September 30, 2009	1,531,354	$1.47	8.47	$903,300

The aggregate intrinsic value in the table above represented the total pre-tax intrinsic value, which was based on the closing price of our common stock at the end of the periods. These were the value which would have been received by option holders if all option holders exercised their options on that date.

The fair value of options granted is recognized as an expense over the requisite service period.  As of September 30, 2009, the fair value of options issued by the Company was $5,711,384 of which $279,513 has been forfeited. The unamortized cost of stock options issued remaining at September 30, 2009 was $4,106,927 with a weighted average expected term for recognition of 2.98 years. At the time of grant, the estimated fair values per option were from $0.24 to $4.46.

During the first quarter of 2009, an aggregate of 500,000 options to purchase common stock held by two employees were repriced. The repricing of the underwater options was accounted for under ASC 718, Compensation, Stock Compensation, as modification. The modification resulted in an incremental compensation cost of $88,033, of which, $6,469 and $14,414, respectively, were recognized in the three and nine months ended September 30, 2009. The remaining unrecognized incremental cost will be recognized over the remaining service period.

Restricted Stock

The fair value of restricted stock granted is recognized as an expense over the requisite service period.  As of September 30, 2009, the fair value of restricted stock issued by the Company was $149,709. The unamortized cost of restricted stock issued remaining at September 30, 2009 was $70,918 with a weighted average expected term for recognition of 2.16 years. At the time of grant, the fair values per share were from $1.75 to $5.80. Total outstanding restricted stock was 163,000 shares at September 30, 2009, of which 46,854 was unvested.

We accounted for non-employee shares of restricted stock in accordance with ASC 505-50, Equity-Based Payment to Non-Employees. Under ASC 505-50, none of our agreements has a disincentive for non-performance, we therefore record the charge for the fair value of the portion of the restricted stock earned from the point in time when vesting of the restricted stock becomes probable. Final determination of fair value of the restricted stock occurs upon actual vesting. As such, non-employees’ shares were revalued and marked-to-market at the stock price on each reporting date.

During the first quarter of 2009, we modified one terminated employee’s original grant. Of the 50,000 shares of restricted stock that such employee was originally granted, 40,000 shares were canceled and the remaining 10,000 shares were accelerated as part of the separation agreement. Under ASC 718, the change in the vesting term of the restricted stock is considered as modification. As such, we reversed $22,134 compensation expense related to the original grant and recorded $16,000 compensation expense based on the fair value of the 10,000 shares on the modification date.

Warrants

We accounted for warrants issued to third-party service providers in accordance to ASC 505-50, as none of our agreements has a disincentive for non-performance, we record the charge for the fair value of the portion of the warrants earned from the point in time when vesting of the warrants becomes probable. Final determination of fair value of the warrants occurs upon actual vesting. As such, the warrants were revalued and marked-to-market at each reporting date. During the nine months ended September 30, 2009, there was no issuance or cancellation of warrants.  We recorded $62,975 and $97,798, respectively, in warrants expense for the three and nine months ended September 30, 2009.

 Warrants have been issued with exercise prices ranging between $2.00 and $3.00 per share as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life (in Years)	Value

Outstanding at December 31, 2008	75,000	$2.50	5.00	$6,250
Outstanding at September 30, 2009	75,000	$2.50	4.25	$-
Exercisable at September 30, 2009	47,693	$2.63	4.25	$-

Share-based Compensation Expenses

We recognize our share-based payment compensation cost under ASC 718 for employees' shares and under ASC 505-50 for non-employees' shares. The following table sets forth the total share-based compensation expense for the periods indicated:

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Sales and marketing - stock options to employees	$94,163	$174,806	$321,399	$196,151
Sales and marketing - restricted stocks to employees	3,349	16,997	8,818	16,997
General and administration - stock options to employees	239,261	56,167	416,295	90,875
General and administration - restricted stocks to employees	1,359	2,758	(7,652)	2,758
General and administration - restricted stocks to non-employees	7,837	17,145	68,696	17,145
General and administration - warrants to non-employees	62,975	-	97,798	-
Total share-based compensation expense	$408,944	$267,873	$905,354	$323,926

NOTE 18.    SEGMENTS, GEOGRAPHIC INFORMATION AND SIGNIFICANT CUSTOMERS

Segments are defined by ASC 280, Segment Reporting, as components of a company in which separate financial information is available and is evaluated by the chief operating decision maker, or a decision making group, in deciding how to allocate resources and in assessing performance.

Until the Company’s acquisition of Digital Instructor in August, 2008, the Company was comprised of a single segment which was the marketing platform services segment. As of August 12, 2008, in connection with the acquisition of Digital Instructor, LLC, the Company added a second segment, which was the products segment.

In the second quarter of 2009, the Company changed its internal operating structure which resulted in changes in the Company's reportable segments. Prior to the second quarter of 2009, the Company’s product segment primarily operated as a standalone segment; in particular, the segment contracted with its own marketing affiliates to generate sales, sourced its own inventory, and performed its own product branding, etc. During the second quarter of 2009, the Company restructured its operations by integrating its in-house media buying and affiliate network together to service the Company’s both internal and external offers.

In accordance with the above structural changes, the Company’s chief operating decision maker has changed the performance measurement segments of the Company to the following:

1.	Marketing Platform Services – Internal Offers
2.	Marketing Platform Services – External Offers

Marketing Platform Services – Internal Offers

Primary activities of this segment are performed to promote the Company’s internal offers; the Company will source its own inventory from strategic partners, brand or private label the inventory, perform all fulfillment and logistical support on an outsourced basis, and bill the end consumer’s credit card directly. The primary services used to promote the Company’s internal offers include the following:

(i)	search and contextual based advertising;
(ii)	display based advertising; and
(iii)	affiliate marketing.

The revenue received by the Company from its internal offers is a combination of (i) revenue charged for shipping and handling of the product; (ii) revenue for the offer subscription charged on a monthly basis until the customer cancels the subscription; and (iii) revenue from upsell offers sold to the consumer. The costs to the Company of marketing its internal offers include the costs of inventory and procurement, and the costs of merchant credit card processing.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements for the periods indicated:

For The Three Months Ended	Marketing Platform Services - External Offers	Marketing Platform Services - Internal Offers	Total	For The Nine Months Ended	Marketing Platform Services - External Offers	Marketing Platform Services - Internal Offers	Total

September 30, 2009				September 30, 2009
Revenues	$3,078,563	$3,429,139	$6,507,702	Revenues	$8,416,063	$9,744,824	$18,160,887
Cost of revenues	2,511,901	1,388,945	3,900,846	Cost of revenues	6,832,201	3,354,603	10,186,804
Gross profit	$566,662	$2,040,194	$2,606,856	Gross profit	$1,583,862	$6,390,221	$7,974,083
Gross margin	18.4%	59.5%	40.1%	Gross margin	18.8%	65.6%	43.9%

Corporate expenses			$3,379,545	Corporate expenses			$10,971,754
Stock-based compensation			408,944	Stock-based compensation			905,354
Amortization of intangible assets			25,584	Amortization of intangible assets			112,525
Impairment of intangible assets			-	Impairment of intangible assets			989,834
Operating loss			$(1,207,217)	Operating loss			$(5,005,384)

September 30, 2008				September 30, 2008
Revenues	$1,340,935	$476,228	$1,817,163	Revenues	$2,750,264	$476,228	$3,226,492
Cost of revenues	1,219,213	146,321	1,365,534	Cost of revenues	2,299,117	146,321	2,445,438
Gross profit	$121,722	$329,907	$451,629	Gross profit	$451,147	$329,907	$781,054
Gross margin	9.1%	69.3%	24.9%	Gross margin	16.4%	69.3%	24.2%

Corporate expenses			$1,175,610	Corporate expenses			$2,034,488
Stock-based compensation			267,873	Stock-based compensation			323,926
Amortization of intangible assets			22,224	Amortization of intangible assets			22,224
Impairment of intangible assets			310,000	Impairment of intangible assets			310,000
Operating loss			$(1,324,078)	Operating loss			$(1,909,584)

Segment operating loss consists of the revenues generated by a segment, less the direct costs of revenue and selling and general and administrative costs that are incurred directly by the segment. Corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, all office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and Company-wide business development functions, as well as costs related to overall corporate management.

We do not charge intersegment revenue; instead an intercompany management fee is charged for the sales and marketing services that our Marketing Platform Services – External Offers segment provides to our Marketing Platform Services – Internal Offers segment. These intercompany management fees are eliminated at the consolidation.

Customer Base

Major customers are defined as those customers that have generated revenues which exceed 10% of our revenues.

For the three months ended September 30, 2009, there were two customers who accounted for more than 10% of our consolidated revenue. For the nine months ended September 30, 2009, no single customer accounted for more than 10% of our consolidated revenue. For both the three and nine months ended September 30, 2008, one customer accounted for 33% of consolidated revenue, and two other customers each accounted for 14% of consolidated revenue.

At September 30, 2009, there were three customers who each accounted for more than 10% of our consolidated accounts receivable; the aggregated account receivables from these three customers were 50% at September 30, 2009.

At December 31, 2008, three customers accounted for an aggregate of 35% of consolidated accounts receivable.

The Company does not require collateral or other security for accounts receivable.  However, credit risk is mitigated by the Company’s ongoing evaluations and the reasonably short collection terms.  Accounts receivable are stated net of allowances for doubtful accounts.  An allowance for doubtful accounts has been provided at September 30, 2009 and December 31, 2008, based on historic trends and the Company’s expectation of collectability.  Allowance for doubtful accounts at September 30, 2009 and December 31, 2008 was $10,960 and $19,737, respectively.

Vendor Base

Major vendors are defined as those vendors having expenditures made by the Company which exceed 10% of the Company’s total expenditures.

During the three months ended September 30, 2009, one vendor accounted for more than 10% of our total expenditures. During the nine months ended September 30, 2009, no single vendor accounted for more than 10% of our total expenditures. During the three and nine months ended September 30, 2008, there were two vendors and one vendor  accounted for more than 10% of our total expenditures, respectively.

Operations by Geographic Area

The Company’s operations are domiciled in the United States. The Company does not have international subsidiaries. Revenue is attributed to a geographic region based upon the country from which the customer relationship is maintained. As of September 30, 2009, all of our customer relationships were maintained from the United States although our customers include advertising and affiliate networks which are based both in the United States and internationally. In addition, the direct advertiser who places offers through an advertising or affiliate network may be located internationally as could be the end consumer who is ultimately completing the final action which triggers the action for how the Company generates revenue. However, because the customer relationships are maintained in the United States, all revenue and income from operations is allocated to the United States.

Location of Assets

Our tangible assets are located at our corporate offices in Mountain View, California and our offices in Boulder, Colorado. Our inventory is located at a third party fulfillment center in Wood Dale, Illinois. Our servers for hosting our platforms are located at third-party locations.

NOTE 19.      INCOME TAXES

During the three and nine months ended September 30, 2009, we recorded an income tax benefit of $1,400 and $401,164 respectively. During the three and nine months ended September 30, 2008, we recorded $12,923 and $12,123, respectively, in income tax benefit. The 2009 benefit primarily resulted from a deferred tax liability adjustment related to the amortization expense and the impairment charges of Digital Instructor intangible assets we recorded during the three and nine months ended September 30, 2009.

We file income tax returns in the U.S. federal jurisdiction, California, and various state jurisdictions in which we have a subsidiary or branch operation. The tax years 2007 and 2008 remain open to examination by the U.S. and state tax authorities.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes. We had no accrued interest or penalties associated with unrecognized tax benefits at September 30, 2009 or December 31, 2008.

NOTE 20.      RECENT ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB issued amended standards on ASC 820, Fair Value Measurements and Disclosures, for the fair value measurement of liabilities. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, we are required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, we are required to use another valuation technique, such as an income approach or a market approach. These amended standards are effective for us beginning in the fourth quarter of fiscal year 2009 and are not expected to have a significant impact on our consolidated financial statements.

In October 2009, the FASB issued an amendment on ASC 605, Revenue Recognition, on the subtopic 605-25, Multiple-Element Arrangements. The amendment impacts the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, the amendment modifies the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The amendment is effective for revenue arrangement entered or materially modified in fiscal years beginning on or after June 15, 2010, however early adoption is permitted. We do not expect these new standards to significantly impact our consolidated financial statements.

NOTE 21.      SUBSEQUENT EVENTS

Digital Instructor Promissory Note Payment

On October 16, 2009, the Company delivered the remaining balance of $150,000 on a Senior Secured Promissory Note dated March 6, 2009 (the “Note”) to Digital Equity Partners, the holder of the Note (the “Holder”).  Pursuant to the terms of a Security Agreement dated August 12, 2008 by and between the Company and the Holder, as amended by that certain Agreement dated March 6, 2009 (the “Security Agreement”), the indebtedness evidenced by the Note was secured by certain membership interests in Digital Instructor, LLC and the proceeds therefrom (the “Collateral”).

As a result of the repayment, all indebtedness evidenced by the Note has been paid in full.  Accordingly, as a result of the completion of Company’s obligations under the Note, the Holder’s security interest in the Collateral and the Security Agreement were terminated on October 16, 2009.

Digital Instructor Earn Out Dispute

In August 2008, the Company acquired the membership interests of Digital Instructor pursuant to a certain Membership Interest Purchase Agreement dated August 12, 2008, as amended by that certain agreement dated March 6, 2009 (collectively, the “Purchase Agreement”), by and between the Company and the selling members (the “Selling Members”).  As part of the purchase price for the membership interests, the Company agreed to pay the Selling Members up to an additional $500,000 if certain gross revenue performance milestones were achieved (“Earn-Out”).  The schedule of Earn-Out is as follows: (i) $350,000 is payable within a certain time following the closing date, August 12, 2009, subject to Digital Instructor achieving certain gross revenue performance milestones and (ii) $150,000 is payable within a certain time following the expiration of the period commencing on February 12, 2009, and ending on February 12, 2010, subject to Digital Instructor achieving certain gross revenue milestones.

On October 12, 2009, the Company provided its determination of the Earn-Out to the Selling Members. On November 11, 2009, the Company received an Earn-Out Determination Dispute Notice (the “Notice”) from the Selling Members disputing the Company’s calculation of the Earn-Out.  The Company disagrees with the basis of calculation set forth in the Notice and intends to pursue the procedure for dispute resolution under the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, each of the parties have a right to designate an appointee and once appointed the appointees are to promptly meet and confer to resolve the dispute within 30 days after the Company received the Notice.   If the dispute is not resolved, then the parties will submit the dispute to an independent mutually acceptable nationally recognized public accounting firm.  In the event the parties are unable to agree on an accounting firm, then each of the parties will designate a nationally recognized public accounting firm.  These two firms will mutually agree and appoint an independent third accounting firm to resolve the dispute. The finding by such accounting firm will be final and binding.

The Company has evaluated the subsequent events through November 13, 2009, the financial statements issuance date. The financial statements included herein do not reflect the impact of these subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. When used in this report, the words, “intend,”  anticipate,” “believe,” “estimate,” “plan,” “expect,” “could,” “project,” “may,” “should,” “potential,” “continue” and similar expressions as they relate to us are included to identify forward-looking statements. These statements are based on our current beliefs, expectations, and assumptions and are subject to a number of risks and uncertainties, many of which are set forth in this Form 10-Q. Our actual results and events could differ materially from those anticipated in these forward-looking statements as a result of various factors. These forward-looking statements are made as of the date of this Form 10-Q, and we assume no obligation to explain the reason why actual results may differ. In light of these assumptions, risks, and uncertainties, the forward-looking events discussed in this Form 10-Q might not occur. These statements are not guarantees of future performance and involve certain risks and uncertainties that are difficult to predict. Factors that could cause actual result and events to differ materially from those state herein include, but not are not limited to the information contained under the caption “Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation” and “Part II, Item 1A. Risk Factors.” We disclaim any obligation to update information in any forward-looking statement. The information contained in this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 is not a complete description of the Company’s business or the risks associated with an investment in the Company’s securities. Each reader should carefully review and consider the various disclosures made by the Company in this Quarterly Report on Form 10-Q and in the Company’s other filings with the Securities and Exchange Commission (“SEC”).

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto, included in this Quarterly Report on Form 10-Q, and our audited consolidated financial statements for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, Amendment  No. 2 on Form 10K/A, Form 10-Q for the period ending March 31, 2009 and Form 10-Q for the period ending June 30, 2009 , each as filed with the Securities and Exchange Commission. Our results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of results to be expected for any future period.

COMPANY OVERVIEW

Adex Media, Inc. (“we”, “us”, “our”, the “Company” or “Adex”) is an early-stage integrated internet marketing publisher with a focus on offering third party advertising customers or promoting its own offers through a multi-channel internet advertising platform. Adex’s marketing platform provides a range of services including (i) search and contextual based marketing; (ii) display marketing; (iii) lead generation; and (iv) affiliate marketing.

Recent Events

On October 16, 2009, the Company delivered the remaining balance of $150,000 on a Senior Secured Promissory Note dated March 6, 2009 (the “Note”) to Digital Equity Partners, the holder of the Note (the “Holder”).  Pursuant to the terms of a Security Agreement dated August 12, 2008 by and between the Company and the Holder, as amended by that certain Agreement dated March 6, 2009 (the “Security Agreement”), the indebtedness evidenced by the Note was secured by certain membership interests in Digital Instructor, LLC (“Digital Instructor”) and the proceeds therefrom (the “Collateral”).  As a result of the repayment, all indebtedness evidenced by the Note has been paid in full.  Accordingly, as a result of the completion of Company’s obligations under the Note, the Holder’s security interest in the Collateral and the Security Agreement were terminated on October 16, 2009.

In August 2008, the Company acquired the membership interests of Digital Instructor pursuant to a certain Membership Interest Purchase Agreement dated August 12, 2008, as amended by that certain agreement dated March 6, 2009 (collectively, the “Purchase Agreement”), by and between the Company and the selling members (the “Selling Members”).  As part of the purchase price for the membership interests, the Company agreed to pay the Selling Members up to an additional $500,000 if certain gross revenue performance milestones were achieved (“Earn-Out”).  The schedule of Earn-Out is as follows: (i) $350,000 is payable within a certain time following the closing date, August 12, 2009, subject to Digital achieving certain gross revenue performance milestones and (ii) $150,000 is payable within a certain time following the expiration of the period commencing on February 12, 2009, and ending on February 12, 2010, subject to Digital Instructor achieving certain gross revenue milestones.

On October 12, 2009, the Company provided its determination of the Earn-Out to the Selling Members. On November 11, 2009, the Company received an Earn-Out Determination Dispute Notice (the “Notice”) from the Selling Members disputing the Company’s calculation of the Earn-Out.  The Company disagrees with the basis of calculation set forth in the Notice and intends to pursue the procedure for dispute resolution under the Purchase Agreement.  Pursuant to the terms of the Purchase Agreement, each of the parties have a right to designate an appointee and once appointed the appointees are to promptly meet and confer to resolve the dispute within 30 days after the Company received the Notice.   If the dispute is not resolved, then the parties will submit the dispute to an independent mutually acceptable nationally recognized public accounting firm.  In the event the parties are unable to agree on an accounting firm, then each of the parties will designate a nationally recognized public accounting firm.  These two firms will mutually agree and appoint an independent third accounting firm to resolve the dispute. The finding by such accounting firm will be final and binding.

BUSINESS SEGMENTS

In the second quarter of 2009, the Company changed its internal operating structure which resulted in changes in the Company’s reportable segments. Prior to the second quarter of 2009, the Company’s product segment primarily operated as a standalone segment; in particular, the segment contracted with its own marketing affiliates to generate sales, sourced its own inventory, and performed its own product branding, etc. During the second quarter of 2009, the company restructured its operations by integrating its in house media buying and affiliate network together to service the Company’s both internal and external offers.

In accordance with the above structural changes, the Company’s chief operating decision maker has changed the performance measurement segments of the Company to the following:

1.	Marketing Platform Services – Internal Offers
2.	Marketing Platform Services – External Offers

Marketing Platform Services – Internal Offers

Primary activities of this segment are performed to promote the Company’s internal offers; the Company will source its own inventory from strategic partners, brand or private label the inventory, perform all fulfillment and logistical support on an outsourced basis, and bill the end consumer’s credit card directly. The primary services used to promote the Company’s internal offers include the following:

(i)	search and contextual based advertising;
(ii)	display based advertising; and
(iii)	affiliate marketing.

The revenue received by the Company from its internal offers is a combination of (i) revenue charged for shipping and handling of the product; (ii) revenue for the offer subscription charged on a monthly basis until the customer cancels the subscription; and (iii) revenue from upsell offers sold to the consumer. The costs to the Company of marketing its internal offers include the costs of inventory and procurement, and the costs of merchant credit card processing.

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

The following table presents information about reported segments along with the items necessary to reconcile the segment information to the totals reported in the accompanying condensed consolidated financial statements for the periods indicated:

For The Three Months Ended	Marketing Platform Services - External Offers	Marketing Platform Services - Internal Offers	Total	For The Nine Months Ended	Marketing Platform Services - External Offers	Marketing Platform Services - Internal Offers	Total

September 30, 2009				September 30, 2009
Revenues	$3,078,563	$3,429,139	$6,507,702	Revenues	$8,416,063	$9,744,824	$18,160,887
Cost of revenues	2,511,901	1,388,945	3,900,846	Cost of revenues	6,832,201	3,354,603	10,186,804
Gross profit	$566,662	$2,040,194	$2,606,856	Gross profit	$1,583,862	$6,390,221	$7,974,083
Gross margin	18.4%	59.5%	40.1%	Gross margin	18.8%	65.6%	43.9%

Corporate expenses			$3,379,545	Corporate expenses			$10,971,754
Stock-based compensation			408,944	Stock-based compensation			905,354
Amortization of intangible assets			25,584	Amortization of intangible assets			112,525
Impairment of intangible assets			-	Impairment of intangible assets			989,834
Operating loss			$(1,207,217)	Operating loss			$(5,005,384)

September 30, 2008				September 30, 2008
Revenues	$1,340,935	$476,228	$1,817,163	Revenues	$2,750,264	$476,228	$3,226,492
Cost of revenues	1,219,213	146,321	1,365,534	Cost of revenues	2,299,117	146,321	2,445,438
Gross profit	$121,722	$329,907	$451,629	Gross profit	$451,147	$329,907	$781,054
Gross margin	9.1%	69.3%	24.9%	Gross margin	16.4%	69.3%	24.2%

Corporate expenses			$1,175,610	Corporate expenses			$2,034,488
Stock-based compensation			267,873	Stock-based compensation			323,926
Amortization of intangible assets			22,224	Amortization of intangible assets			22,224
Impairment of intangible assets			310,000	Impairment of intangible assets			310,000
Operating loss			$(1,324,078)	Operating loss			$(1,909,584)

Segment operating loss consists of the revenues generated by a segment, less the direct costs of revenue and selling and general and administrative costs that are incurred directly by the segment. Corporate costs include costs related to administrative functions that are performed in a centralized manner that are not attributable to a particular segment. These administrative function costs include costs for corporate office support, all office facility costs, costs relating to accounting and finance, human resources, legal, marketing, information technology and company-wide business development functions, as well as costs related to overall corporate management.

We do not charge intersegment revenue; instead an intercompany management fee is charged for the sales and marketing services that our Marketing Platform Services – External Offers segment provides to our Marketing Platform Services – Internal Offers segment. These intercompany management fees are eliminated at the consolidation.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported amounts of revenues and expenses during the reporting period.  The SEC has defined a company’s critical accounting policies as policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, we have identified our most critical accounting policies and estimates to be as follows: (i) provision for doubtful accounts; (ii) accrued liabilities; (iii) estimates of when internally developed software is deemed probable to be completed and ready for intended use; (iv) assumptions on stock option forfeiture rates, expected terms, and volatility rates of our underlying shares; (v) estimates of useful lives underlying our depreciable and intangible assets; (vi) reserves for excess and obsolete inventory; (vii) asset impairments; (viii) income taxes; and (ix) reserve for credit card charge backs and returns.  Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates if the assumptions, judgments and conditions upon which they are based turn out to be inaccurate. A further discussion can be found in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as amended by Amendment No. 1 on Form 10-K/A and Amendment No.2 on Form 10-K/A, or in Part I. Item 2 on Form 10-Q for period ending March 31, 2009 and Form 10-Q for period ending June 30, 2009, each as filed with the SEC.

To conform to current period presentation, we have reclassified the accrual of credit card chargeback fees and credit card fees from “Accrued liabilities” to “Credit card processor holdbacks, net of reserves, accrued credit card chargeback fees and accrued credit card fees” line item on our condensed consolidated balance sheet.

SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company’s revenues consist of marketing services to promote both third party offers as well as its own internal offers. The Company evaluates revenue recognition using the following basic criteria and recognizes revenue when all four criteria are met:

(i)	Evidence of an arrangement: Evidence of an arrangement with the customer that reflects the terms and conditions for delivery of services must be present in order to recognize revenue;
(ii)	Delivery: Delivery is considered to occur when the service is performed and the risk of loss and reward have been transferred to the customer;
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

The Company’s marketing platform service revenue –external offers to third parties consists mostly of revenue derived from direct advertisers, affiliate networks, ad networks, and list managers. The Company’s marketing platform service – internal offers consists mostly of revenue derived from on-line consumers.

The Company’s marketing platform service revenue to third parties is mostly derived on a cost-per-action (“CPA”) basis, also known as pay-per-action (“PPA”) basis. Under this pricing model, advertisers, affiliate networks, ad networks, and list managers pay the Company when a specified action (a purchase, a form submission, or other action linked to the advertisement) has been completed.

The Company markets its internal offers on a free trial subscription basis. Title to all internal offers shipped pass to the consumer upon receipt by the consumer and the expiration of the free trial period. Upon receipt by the consumer, the Company records non-refundable shipping and handling revenue. The consumer has between 7 to 11 days from when the internal offer was ordered during which they can notify the company of their intent to cancel and return the product shipped in which case the consumer’s credit card will not be billed for the product sales price. If the customer chooses to keep the product beyond the free trial period, the customer’s credit card will be billed and the customer’s subscription will begin automatically once the free trial period has expired. Accordingly, the Company does not record revenue until acceptance occurs which is deemed to be after the free trial period has expired without notification of rejection of the product. Every month thereafter, the consumer will be shipped additional items under the offer and billed accordingly until the consumer cancels the subscription.

Classification of Direct Media Costs and Payments Made to Affiliates

Payments made or accrued for our sales and marketing affiliates or payments made for direct media buys that relate to promoting our internal offers are recorded as sales and marketing expenses. Payments made or accrued for our sales and marketing affiliates or direct media buys for external offers are recorded as cost of revenues.

RESULTS OF OPERATIONS

The results of operations that follow should be read in conjunction with our critical accounting policies and estimates summarized above as well as our condensed consolidated financial statements and notes thereto contained in Part I. Item 1 of this Quarterly Report. The following table sets forth certain condensed consolidated statements of operations data as a percentage of net revenues for the periods indicated.

	For The Three Months Ended*			For The Nine Months Ended*
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2009	2008	in %	2009	2008	in %
Revenues:
Marketing platform services - external offers	$3,078,563	$1,340,935	129.6%	$8,416,063	$2,750,264	206.0%
Percentage of net revenues	47.3%	73.8%		46.3%	85.2%
Marketing platform services - internal offers	3,429,139	476,228	620.1%	9,744,824	476,228	1946.3%
Percentage of net revenues	52.7%	26.2%		53.7%	14.8%
Total revenues:	6,507,702	1,817,163	258.1%	18,160,887	3,226,492	462.9%

Cost of revenues:
Marketing platform services - external offers	2,511,901	1,219,213	106.0%	6,832,201	2,299,117	197.2%
Percentage of net revenues	38.6%	67.1%		37.6%	71.3%
Marketing platform services - internal offers	1,388,945	127,526	989.1%	3,296,270	127,526	2484.8%
Percentage of net revenues	21.3%	7.0%		18.2%	4.0%
Amortization of acquired product licenses	-	18,795	n/a	58,333	18,795	210.4%
Total cost of revenues:	3,900,846	1,365,534	185.7%	10,186,804	2,445,438	316.6%
Percentage of net revenues	59.9%	75.1%		56.1%	75.8%

Gross profit	2,606,856	451,629	477.2%	7,974,083	781,054	920.9%
Percentage of net revenues	40.1%	24.9%		43.9%	24.2%

Operating expenses:
Product development	-	17,300	n/a	-	52,550	n/a
Percentage of net revenues	n/a	1.0%		n/a	1.6%
Sales and marketing	2,716,664	1,021,662	165.9%	9,428,746	1,350,135	598.4%
Percentage of net revenues	41.7%	56.2%		51.9%	41.8%
General and administrative	1,071,825	404,521	165.0%	2,448,362	955,729	156.2%
Percentage of net revenues	16.5%	22.3%		13.5%	29.6%
Amortization of intangible assets	25,584	22,224	15.1%	112,525	22,224	406.3%
Impairment of intangible assets	-	310,000	n/a	989,834	310,000	219.3%
Total operating expenses	3,814,073	1,775,707	114.8%	12,979,467	2,690,638	382.4%
	(1,207,217)	(1,324,078)	8.8%	(5,005,384)	(1,909,584)	-162.1%
Operating loss
Interest and other income, net	(8,170)	13,489	-160.6%	(7,738)	45,582	-117.0%
Percentage of net revenues	-0.1%	0.7%		-	1.4%
Mark-to-market loss on warrant liability	88,786	-	n/a	70,248	-	n/a
Loss before provision for income taxes	(1,126,601)	(1,310,589)	14.0%	(4,942,874)	(1,864,002)	-165.2%
(Benefit) provision for income tax	(1,400)	(12,923)	89.2%	(401,164)	(12,123)	3209.1%
	$(1,125,201)	$(1,297,666)	13.3%	$(4,541,710)	$(1,851,879)	-145.2%
Net loss

* Numbers and percentages might not foot due to rounding.

Revenues

Net revenues from our external offers for the three and nine months ended September 30, 2009 increased by $1.7 million or 129.6% and $5.7 million or 206.0%, respectively, compared to the same periods a year ago. Growth in the net revenues in the marketing platform services – external offers segment was primarily due to the expansion of our distribution infrastructure through both our affiliate network and our in-house media buying teams that marketed these external offers.

Net revenues from our internal offers for the three and nine months ended September 30, 2009 increased by $3.0 million or 620.1% and $9.3 million or 1,946.3%, respectively, compared to the same periods a year ago. Growth in the net revenues in the marketing platform services – internal offers segment primarily reflected the expansion of our distribution infrastructure through both our in-house media buying teams and affiliate network that marketed our internal offers, especially in our teeth whitening product.

Our revenues are impacted by the mix of advertising offers we market, changes in consumer demand for these offers, and changes in our customer base. Changes in consumer demand and increased competitors in the space could cause revenue from these types of offers to change significantly.

Cost of Revenues

Marketing Platform Services – External Offers

Our cost of revenues for marketing platform services – external offers is summarized as follows for the three and nine months ended September 30, 2009 and 2008:

	For The Three Months Ended			For The Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2009	2008	in %	2009	2008	in %
Media buys	$2,386,732	$963,407	147.7%	$5,413,454	$1,672,190	223.7%
Affiliates payments	118,840	172,277	-31.0%	1,376,403	529,831	159.8%
Affiliate network software	2,800	5,529	-49.4%	11,130	7,829	42.2%
Web site development and hosting	2,676	10,932	-75.5%	13,058	18,699	-30.2%
Merchant service fees	613	1,940	-68.4%	8,414	1,940	333.7%
Shipping and handling	101	2,575	-96.1%	5,160	2,575	100.4%
Others	139	62,553	-99.8%	4,582	66,053	-93.1%
Total	$2,511,901	$1,219,213	106.0%	$6,832,201	$2,299,117	197.2%

The cost of revenues in the external offers segment increased by $1.3 million or 106.0% and $4.5 million or 197.2%, respectively in the three and nine months ended September 30, 2009, compared to the same periods a year ago. The increase was primarily due to increased volume of internal media buys and an increase in volume of payments made to marketing affiliates to support and scale the increased revenue in the segment for the periods.

Marketing Platform Services –Internal Offers

Our cost of revenues for marketing platform services – internal offers is summarized as follows for the three and nine months ended September 30, 2009 and 2008:

	For The Three Months Ended			For The Nine Months Ended
	September 30,	September 30,	Change	September 30,	September 30,	Change
	2009	2008	in %	2009	2008	in %
Inventory sold, manufacturing and distribution costs	$360,632	$32,006	1026.8%	$855,509	$32,006	2573.0%
Inventory write-downs & adjustments	126,076	-	n/a	157,788	-	n/a
Merchant credit card fees	512,072	82,977	517.1%	1,218,162	82,977	1368.1%
Shipping and handling fees	245,793	-	n/a	775,846	-	n/a
License fees	48,079	18,795	155.8%	123,079	18,795	554.8%
Salaries and benefits	32,442	12,543	158.6%	104,943	12,543	736.7%
Third party service providers	63,851	-	n/a	66,926	-	n/a
Others	-	-	n/a	52,350	-	n/a
Total	$1,388,945	$146,321	849.2%	$3,354,603	$146,321	2192.6%

During the three and nine months ended September 30, 2009, we incurred zero and $58,333, respectively, in amortization of acquired product licenses that were included in costs of revenues, compared to $18,795 for the three and nine months ended September 30, 2008. The increase in amortization amount for the nine month ended September 30, 2009, represented the amortization of acquired product license agreements in connection with our acquisition of Digital Instructor. The value assigned to the acquired product license agreements was $700,000 at the date of the acquisition and was completely impaired during the second quarter of 2009.

The total cost of revenues in the internal offers segment increased by $1.2 million or 849.2% and $3.2 million or 2,192.6%, respectively, in the three and nine months ended September 30, 2009, compared to the same periods a year ago. The increase was primarily due to increased cost associated with merchant credit card fees and shipping and handling fees in the segment for the periods.

Gross profit

For the three months ended September 30, 2009, the gross profit in our marketing platform services – external offers segment was 18.4% compared to 9.1% for the same period a year ago. For the nine months ended September 30, 2009, the gross profit for this segment was 18.8% compared to 16.4% for the same period a year ago. The increase in gross profit percentages was primarily due to economies of scale we realized in our in-house media buys and payment made to our marketing affiliates to support  and scale our growth in this segment.

For the three months ended September 30, 2009, the gross profit in our marketing platform services – internal offers segment was 59.5% compared to 69.3% for the same period a year ago. For the nine months ended September 30, 2009, the gross profit for this segment was 65.6% compared to 69.3% for the same period a year ago. The decrease in gross profit percentage was primarily due to (i) an increase in merchant credit card processing fees predominantly from processing consumer chargebacks; and (ii) fines levied by the credit card associations for the high level of consumer chargebacks we incurred. In addition, during the third quarter of 2009, we took approximately $126,076 in reserves for inventory related to certain offers that the Company did not expect to recover; for the nine months ended September 30, 2009, this inventory reserve was approximately $157,788.

We anticipate that gross profit will continue to be impacted by fluctuations in the volume and mix of our revenue from each of our operating segments, and offers marketed within each of the segments.

Operating expenses

Sales and marketing expenses

Sales and marketing expenses increased by $1.7 million or 165.9% during the three months ended September 30, 2009 compared to the same period a year ago; it increased by $8.1 million or 598.4% during the nine months ended September 30, 2009 compared to the same period a year ago. Both increases primarily reflect the increased volume of direct media buys and increased volume in payments made to marketing affiliates to support and scale the growth in revenue from our internal offers segment.

Share-based compensation expense included in sales and marketing expenses was $97,512 and $330,217, respectively, for the three and nine months ended September 30, 2009; stock based compensation expense was $191,803 and $213,148 for the same periods a year ago.

General and administrative expenses

General and administration expenses increased by $0.7 million or 166.7% during the three months ended September 30, 2009 compared to the same period a year ago; it increased by $1.5 million or 156.2% during the nine months ended September 30, 2009 compared to the same period a year ago. As a result of becoming a publicly-traded company, we incurred more personnel costs, share-based compensation costs, legal, accounting, auditing, insurance, facility costs, and tax planning and compliance fees in the three and nine months ended September 30, 2009 compared to the same periods a year ago.

Share-based compensation expense included in general and administrative was $311,432 and $575,137, respectively, for the three and nine months ended September 30, 2009; share-based compensation expense was $76,070 and $110,778 for the same periods a year ago.

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

As of September 30, 2009, the balance in goodwill was $8,448,789, of which $1,945,366 is attributable to the marketing platform services – external offering segment and $6,503,423 is attributable to the marketing platform services – internal offering segment.

INTANGIBLE ASSETS

During the second quarter of 2009, the Company made certain changes to its acquired Bay Harbor Marketing, LLC (“Bay Harbor”) business unit model whereby the company discontinued its lead generation services for financial advisors and redeployed the underlying acquired technology engine for marketing its internal offers to consumers.

Also during the second quarter of 2009, the Company shifted its marketing resources away from the three educational offers that were acquired and being marketed through Digital Instructor in place of new health and beauty based internal offers. The Company believes that certain health and beauty based internal offers will provide the Company with a longer lifetime value per consumer and higher profit margins but plans to continue to seek opportunistic educational offers that have high lifetime values per consumer.

Given the impairment indicators of the acquired intangible assets discussed above, we performed a test of purchased intangible assets for recoverability. The assessment of recoverability is based upon the assumptions and future usefulness of the assets.

The analysis determined that the carrying amounts of the intangible assets exceeded the implied fair values under the test for impairment per ASC 360 and the difference was allocated to the intangible assets of the impacted asset group on a pro-rata basis using the relative carrying amounts of the assets. We recorded an impairment charge of approximately $1.0 million, of which $587,968 related to product licensing agreements (acquired from Digital Instructor), $251,986 to product trade names (acquired from Digital Instructor), $58,661 to customer database (acquired from Digital Instructor), $80,640 to company trade name (acquired from Bay Harbor) and $10,579 to marketing collateral (acquired from Bay Harbor). In addition, the remaining lives of the marketing collateral and company trade names were shortened from 38 months to 12 months and from 48 months to 12 months, respectively.

If our assumptions regarding projected revenues or gross margin rates are not achieved, we may be required to record additional intangible asset impairment charges in future periods, if any such change or other factors constitute a triggering event. It is not possible at this time to determine if any such future impairment charge would result or, if it does, whether such charge would be material.

The estimated future amortization expenses for our purchased intangible assets are summarized below:

Amortization Expense
(by fiscal year)
Remainder of 2009	$25,584
2010	74,075
2011	41,111
2012	40,000
2013	25,868
Total	$206,638

CONVERTIBLE PREFERRED STOCKS AND WARRANTS

Terms and Conditions

On June 12, 2009 and July 27, 2009, the Company entered into a Series A Convertible Preferred Stock and Warrant Purchase Agreement (the “Purchase Agreement”), with a limited number of accredited investors (the “Purchasers”). The Company closed the sale to the Purchasers of 1,951,337 and 270,000 shares, respectively, of the Company’s Series A Preferred Stock, $0.0001 par value (the “preferred stock”), at a price per share equal to $1.20 (the “Original Issue Price”) and warrants (the “warrants”) to purchase up to 975,668 and 135,000 shares, respectively, of the Company’s common stock, par value $0.0001 (the “common stock”), at an exercise price of $1.56 per share (the “Warrant Exercise Price”). The Company has raised aggregate proceeds of $2,341,604 and $324,000, respectively, in the first and second financing transactions (the “Financing”). The purchase price for the preferred stock and warrants was paid in cash.

At the option of the holder at any time, shares of the preferred stock are convertible into shares of the Company’s common stock at a conversion price equal to $1.20 per share (the “conversion price”). The conversion price is subject to adjustment for stock splits, stock dividends and recapitalizations. In addition, for so long as any shares of preferred stock remain outstanding and the shares of common stock underlying such shares of preferred stock are not eligible to be sold pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), if the Company issues any securities, other than certain permitted issuances, at a per share price (or equivalent for convertible securities) which is less than the then current conversion price, the Company shall reduce the conversion price according to a weighted-average-anti-dilution formula (the “preferred stock down-round provision”). The Company analyzed the conversion provision and determined it did not meet the criteria for bifurcation.

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

Valuation of Convertible Preferred Stock, Warrants and Embedded Conversion Feature

On January 1, 2009, the Company adopted ASC 815, Derivatives and Hedging. ASC 815 requires entities to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock by assessing the instrument’s contingent exercise provisions and settlement provisions. Instruments not indexed to their own stock that fail to meet the scope exception of ASC 815-10-15 should be classified as a liability and marked-to-market.

Under ASC 815, the warrants we issued, as described above, were not considered to be indexed to our stock and have fixed settlement amount based on the terms of the down-round provision. Accordingly, the warrants do not meet the criteria for equity classification and are therefore classified as derivative liabilities and carried at fair value.

A Black-Scholes option-pricing model was used to obtain the fair value of the warrants using the following assumptions:

	June 12, 2009 Financing	July 27, 2009 Financing

Stock price	$1.60	$1.60
Exercise price	$1.56	$1.56
Risk free interest rate	2.81%	2.63%
Volatility	100%	100%
Expected term in years	5.0	5.0
Dividend	-	-

The effect of the forced exercise provision reduced the value of the warrants by an amount equal to the Black-Scholes value of an option with an exercise price of $2.50 (with all other inputs the same as described above). The fair value of the warrants down-round provisions was valued using a probability weighted outcome model.  Based on the sum of the individual components, the fair value of the warrants was estimated to be $167,815 and $13,500, respectively, for the two financings at inception. This warrant liability is marked to market through current earnings and once the down-round provisions expire, the instruments will be reclassified as components of stockholders’ equity.

After the $167,815 and $13,500 respective allocation of proceeds to the warrants, the remaining gross proceeds of $2,173,789 and $310,500, respectively, of the two financings, were used to compute the effective conversion price and beneficial conversion feature.  The calculated fair value of the embedded conversion feature was the intrinsic value of the computed effective conversion price and the stock price of the common shares on the issuance date. As a result, $948,350 and $121,500 were recorded as a deemed dividend in the second and third quarters, respectively, to the preferred stockholders.

The respective closing costs of $144,500 and $25,000 that were related to the preferred shares issued have been recorded, respectively, during the second and third quarter of 2009 as a reduction to additional paid-in-capital.

Marking-to-Market

ASC 815 requires that the fair value of the aforementioned liabilities be re-measured at the end of every reporting period with the change in value reported in the statement of operations.

On September 30, 2009, as a result of the marking-to-market of the warrant liability, we recorded a gain of $70,248 in the Other income and expense line item in our condensed consolidated statement of operations.

Interest and other income (expense), net

Interest and other income (expense), net primarily consist of:

•	Interest income;
•	Interest expense;
•	Foreign exchange gains or losses; and
•	Finance charges.

Interest and other income (expense) during the three months ended September 30, 2009 decreased to a net expense of $8,170 from a net income of $13,489 from the same period a year ago; for the nine months ended September 30, 2009, the net expense decreased to $7,738 from a net income of $45,582 compared to the same period a year ago. The reduction in interest and other income (expense) was primarily due to the reduced interest income from our lower balances kept in interest bearing short-term investments, non-cash interest expense related to the accretion on our promissory notes, and fluctuation in foreign exchange rates.

As a portion of our revenues from our marketing platform services – external offer segment are denominated in British Pounds, we are therefore subject to foreign currency exchange rate exposure. Although we have not experienced significant foreign exchange rate gains or losses to date, we may in the future, especially to the extent that we do not engage in hedging. We do not enter into currency derivative financial instruments for trading or speculative purposes.

Benefit for income tax

During the three and nine months ended September 30, 2009, we recorded an income tax benefit of $1,400 and $401,164 respectively. During the three and nine months ended September 30, 2008, we recorded $12,923 and $12,123, respectively, in income tax benefit. The 2009 benefit primarily resulted from a deferred tax liability adjustment related to the amortization expense and the impairment charges of Digital Instructor intangible assets we recorded during the three and nine months ended September 30, 2009.

We file income tax returns in the U.S. federal jurisdiction, California, and various state jurisdictions in which we have a subsidiary or branch operation. The tax years 2007 and 2008 remain open to examination by the U.S. and state tax authorities.

Our policy is that we recognize interest and penalties accrued on any unrecognized tax benefits as a component of our provision for income taxes. We had no accrued interest or penalties associated with unrecognized tax benefits at September 30, 2009 or December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had unrestricted cash, cash equivalents and short-term investments of $2.5 million compared to $3.2 million as of December 31, 2008. The cash and short-term investments balances include $2.7 million in gross proceeds from the issuance of series A preferred stock in the second and third quarters of 2009, offset by $0.2 million in financing costs, the repayment of $0.4 million in promissory notes related to previous acquisitions, and cash used in operations during the year.

During the second quarter of 2009, we classified $100,000 of cash as restricted cash. This cash is collateralized as part of securing commercial card accounts with one major credit card company. The collateral is held in a ninety-day certificate of deposit (“CD”) at which time it matures. The CD will automatically renew for subsequent ninety-day terms unless terminated. The credit card company has a security interest in the CD and the company is prohibited from pledging or assigning the CD.

A summary of our cash flow activities for the nine months ended September 30, 2009 and 2008 are summarized below:

	September 30,	September 30,
	2009	2008

Cash flows used in operating activities	$(2,585,554)	$(644,563)
Cash flows provided by (used in) investing activities	1,695,421	(3,872,514)
Cash flows provided by financing activities	2,086,104	5,161,797
Net increase in cash and cash equivalents	1,195,971	644,720
Cash and cash equivalents at beginning of period	683,576	5,379
Cash and cash equivalents at end of period	$1,879,547	$650,099

Significant non-cash charges for the nine months ended September 30, 2009 included:

•	deprecation and amortization expenses of $35,713 and $170,858, respectively;
•	share-based compensation expenses of $905,354;
•	impairment charges on intangible assets of $989,834;
•	inventory provision for obsolescence of $157,788;
•	bad debt expense of $122,909.

Our primary source of liquidity is cash, cash equivalents, short term investments, and credit card processor holdbacks. We intend to continue to assess our cost structure in relationship to our revenue levels and to make appropriate adjustments to expense levels as required.

In the second and third quarters of 2009, we raised gross proceeds of approximately $2.7 million (net proceeds of $2.5 million) through the sale of our series A preferred stock and warrants. We believe that our existing cash and cash equivalents, short-term investments, credit card processor holdbacks, plus our expected cash flows from operating and financing activities will be sufficient to fund operating activities and capital expenditures, and provide adequate working capital through the remainder of fiscal year 2009 and into fiscal 2010.

In order for us to execute on our business plan for fiscal 2010, we may need to raise additional funds through public or private debt or equity financings or reduce our cost structure.  For example, depending on payment terms with our marketing affiliates and publishers, we may be required to pay our marketing publishers for media buys and our affiliates for commissions on leads generated for our internal offers before we collect the corresponding funds from the credit card processors. To the extent we are required to pay our marketing publishers and affiliates in advance of when we receive payments from our processors, this will negatively impact the amount of cash we have on hand to grow our operations. We are also required to pay our marketing affiliates on total leads delivered which include leads related to our internal offers where the consumer has cancelled or declined the offer within the free trial period or has returned the product within the product return period. Our cash flow balances rely significantly on our ability to ensure that cash generated from sales of our internal offers exceed the cash paid out to our marketing affiliates. To the extent we realize high volume of end consumers who early cancel our internal offers within the free trial period, we will still be required to pay both our media publishers for media space we purchased and our marketing affiliates a commission, and this could have a significant impact on our cash float position and liquidity.

The sale of equity or debt securities would likely result in additional dilution to our stockholders, could require us to pledge our assets to secure the financing, and could impose restrictive covenants on us.  We cannot be certain that additional financing will be available in amounts or on terms acceptable or favorable to us, or at all.  If we are unable to obtain the additional financing, we would be required to reduce the scope of our planned expansion and sales and marketing efforts, which would harm our business, financial condition and operating results, and/or cause us to sell assets or otherwise restructure our business to remain viable.

Recent Accounting Pronouncements

Please refer to “Part I, Item 1. Financial Statements” and “Notes to Unaudited Condensed Consolidated Financial Statements, Note 20 – Recent Accounting Pronouncements.”

Off-Balance Sheet Arrangements

We have not entered into any other material off-balance sheet arrangements or transactions as of September 30, 2009.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4T.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based upon that evaluation and as of September 30, 2009, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2009 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

Item 1.   Legal Proceeding

In August 2009, Dr. Mehmet Oz, Zo Co 1, LLC, OW Licensing Company, LLC and Harpo, Inc. (collectively, the “Plaintiffs”) filed a complaint in the United States District Court Southern District of New York against approximately fifty named defendants and up to 500 additional “Doe” defendants (the “Complaint”).  The Complaint includes allegations against the defendants relating to their marketing and advertisement activities in connection with certain products, including certain products marketed and sold by the Company.  The Plaintiffs seek monetary and injunctive relief for alleged claims that the defendants’ products, advertisements and/or promotions violate their rights of privacy and publicity, resulting in trademark and copyright infringement, false endorsement and sponsorship, unfair competition, false advertising, deceptive acts and practices, and cyber squatting.

The Company is exploring an early resolution and settlement of any potential liability with Plaintiffs’ counsel; however, the Company intends and is prepared to defend itself against the claims by responding to the Complaint and asserting affirmative defenses.  Although the Company believes it may have meritorious defenses to the Plaintiffs’ allegations, due to the inherent uncertainties of the judicial system and the multi-party nature of this Complaint, the Company is currently unable to predict the outcome of this matter.  The Company is currently unable to determine whether an unfavorable outcome will have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Current uncertainty in global economic conditions poses a risk to our business as consumers may defer discretionary purchases, such as our internal offers, in response to tighter credit and negative financial news, which could negatively affect demand for and sales of our internal offers as well as our external offers. Weak economic conditions in our target markets, or a reduction in consumer spending even if economic conditions improve, would likely adversely impact both our business segments, operating results, and financial condition in a number of ways.

We will likely need additional funding to support our expanding operations and capital expenditures which may not be available to us and which lack of availability could adversely affect our business.

We have no committed sources of additional capital.  Prior to the Abundantad merger, Abundantad raised gross proceeds of approximately $5.8 million (net proceeds of approximately $5.7 million) in equity from private investors during March and April 2008.  In June and July 2009, we raised approximately $2.7 million (net proceeds of approximately $2.5 million) in private placement. We will likely need additional funds to support our growth, fund future acquisitions, pursue business opportunities, react to unforeseen difficulties, or to respond to competitive pressures.  There can be no assurance that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  Furthermore, the sale of additional equity or convertible debt securities may result in further dilution to existing stockholders.

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

We have incurred net losses in our 2008 fiscal year and in the first nine months of 2009 and may not become profitable.

During the year ended December 31, 2008, we incurred a net loss of $2.4 million. During the first nine months of 2009, we incurred a net loss of $4.5 million. Our ability to generate revenues and to become profitable depends on many factors, including without limitation, the market acceptance of our offers, our ability to control costs and our ability to implement our business strategy. There can be no assurance that we will become or remain profitable.

Five customers accounted for approximately 62% of our consolidated revenue during 2008 and 25% of our consolidated revenue during the first nine months of 2009; loss of either of these customers would have a material adverse effect on our business.

For the nine months ended September 30, 2009, 25% of our revenue was generated from five customers. One of the same customers accounted for 26% of our September 30, 2009 accounts receivable.

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

We may be unable to find a sufficient number of attractive opportunities, if any, to meet our objectives.  Although many technology and internet companies have grown in terms of revenue, relatively few companies are profitable or have competitive market share.  Our potential acquisitions, relationships or investment targets and partners may have histories of net losses and may expect net losses for the foreseeable future. We have also incurred impairment charges related to the assets we acquired through our acquisitions. We may continue to realize impairment charges on our past and future acquisitions.

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

Our success depends, in part, on maintenance and growth of a critical mass of third-party advertisers for our external offering segment, and a continued interest in performance-based and other advertising services.  If, alone or through any business acquired by us, we are unable to achieve a growing base of third-party advertisers, we may not successfully develop or market technologies, products or services that are competitive or accepted by merchant advertisers.  Any decline in the number of merchant advertisers could adversely affect our operating results generally.

We depend on several of the major search engines and social networking sites to continue to provide us traffic and if they do not, it could have a material adverse effect on the value of our services.

We depend on several of the major internet search engines, namely Google, Yahoo!, MSN and AOL, and social media Web sites, namely Facebook, to provide traffic for offers we market.  We monitor the traffic delivered in an attempt to optimize the quality of traffic we will deliver.  We review factors such as non-human processes, including robots, spiders, scripts (or other software), mechanical automation of clicking and other sources and causes of low-quality traffic, including, but not limited to, other non-human clicking agents.  Even with such monitoring in place, there is a risk that a certain amount of low-quality traffic will be provided which, if not contained, may be detrimental both for our internal offers and for our merchant advertiser relationships.  Low-quality traffic (or traffic that is deemed to be less valuable) may prevent us from growing our internal offers and base of merchant advertisers and cause us to lose relationships with existing merchant advertisers.

With respect to our internal offers segment, we rely on payments made by credit card from end-users. Failure to maintain or increase our merchant processing lines of credit, or loss of our credit card acceptance privileges would seriously hamper our ability to process the sale of our internal offers.

The payment by end-users for the purchase of our internal offers is made online by credit card. As a result, we must rely on banks or payment processors to extend us merchant processing lines of credit to process these transactions, and we must pay a fee for this service. From time to time, credit card associations may increase the interchange fees that they charge for each transaction using one of their cards. Any such increased fees will increase our operating costs and reduce our profit margins. Our ability to increase our revenues relies heavily on our ability to increase our merchant processor lines of credit. There is no assurance we will be successful in maintaining or increasing our merchant processing lines of credits which would prevent us from billing consumers of our internal offers.

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

Credit card processors set certain fees for the use of their services.  These fees may be increased in the future, which would result in additional expense and lower profitability on credit card transactions handled by these credit card processors.  Many credit card processors or the independent sales organizations that represent them hold an amount in reserve (typically a six month rolling reserve in the amount of 10% - 20% of revenue), which is held to protect the credit card processor from any losses sustained if we cease operations while consumer credits and fees continue. To the extent these processors or independent sales organizations do not release the reserves to us, our cash flows will be significantly impacted.

There is a risk that we may experience a significant reduction in, the imposition of limits on, or loss of our credit card processing capacity.

In connection with our marketing and sale of certain products, we often experience a significant number of fraudulent credit card charges, declines, and charge-backs on credit cards used by end consumers.  VISA and MasterCard set certain criteria, including but not limited to charge-back ratios, to which we must adhere.  We use third-party services in order to manage and minimize charge-back transactions during the normal course of business.  However, if we maintain ratios above the limits set by VISA and MasterCard, our credit card processing accounts may be limited or terminated and we may have difficulties finding merchant processors to handle our transactions.  In addition, the processors could also set maximum processing limits per month on the volume of transactions they will process.  This could result in a severe reduction in revenue and hamper our growth potential. As of September 30, 2009 and December 31, 2008, the balance of credit card processor holdbacks, net of aforementioned accruals, was $574,164 and $243,213, respectively.  The balance of the allowance of credit card processors charge-backs and customer return refunds at September 30, 2009 and December 31, 2008 was $454,383 and $144,040, respectively. The balance of the accrual for credit card processors fees and credit card fees at September 30, 2009 and December 31, 2008 was $254,356 and $57,280, respectively. The Company also maintains an allowance for uncollectible credit card processor holdbacks.  The balance for this accrual at both September 30, 2009 and December 31, 2008 was $23,323. To the extent the processors or independent sales organizations do not release the net holdbacks to us, our cash flows will be significantly impacted.

To the extent our charge-back ratios increase, our gross and operating margins will likely decrease.  In the event our processors terminate our lines of credit, we will be unable to bill consumers and therefore unable to market our internal offers. If we are unable to comply with the card association rules, in particular to stay within the allowed chargeback thresholds, our corporate profile will be placed in a terminated merchant match file and we will likely not be able to process billings through credit cards any longer, which will materially adversely affect our ability to bill our on-line customers.

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

In addition, to the extent we use affiliates to market our internal offers, we are required to pay our affiliates for all leads delivered to us including leads that have been cancelled by the consumer within the free trial period. If the internal offers revenue generated from leads not resulting in early cancellations during the free trial period does not exceed payments made to affiliates for all leads delivered, we may experience negative operating margins.

We rely on third-party manufacturers to produce all our inventories, and our third-party manufactures may fail to adequately serve our customers.

All our inventories are produced by third-party manufacturers, and substantially all inventories are located at a third-party fulfillment facility in Wood Dale, Illinois.  We rely on our manufacturers to perform all fulfillment and logistical support. Any failure by our third-party manufacturers to ship inventory in a timely manner will have an adverse effect on our business and results of operations.

If our third-party manufacturers’ fulfillment operations are interrupted for any significant period of time, our business and results of operations would be substantially harmed.

Our success depends on our ability to successfully receive and fulfill orders and to promptly deliver offers to our customers. Our third-party manufacturers handle the packaging, labeling, returns and shipping at a fulfillment facility located in Wood Dale, Illinois. The fulfillment center is susceptible to damage or interruption from human error, fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. Any interruptions in such third-party fulfillment center operations for any significant period of time could substantially harm our business and results of operations.

To the extent we use affiliates to market our internal offers, we are susceptible to fraud.

In addition to our own in-house media buying group, we use affiliates and affiliate networks to market many of our internal offers. Many affiliates and affiliate networks offer incentives to consumers to place orders for offers that we market without any intent to keep the offer past the free trial period. In addition, some affiliates and affiliate networks have used stolen credit cards or gifts cards to place orders for offers that we market. In both instances above, we are required to pay our affiliates for the leads delivered while the consumer cancels the order within the free trial period and we are unable to collect from the consumer. To the extent we are unable to detect or remove fraudulent affiliates or affiliate networks, our cash flows will be significantly impacted.

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

If we were to acquire or develop a product or business model that a third-party construes as infringing on a patent, then the owner of the patent could demand that we license the patented technology, re-engineer our product(s) or revise our business model according to terms that may be extremely expensive and/or unreasonable.

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

As disclosed in Item 1 of Part II of this Form 10-Q, in August 2009, Dr. Mehmet Oz, Zo Co 1, LLC, OW Licensing Company, LLC and Harpo, Inc. (collectively, the “Plaintiffs”) filed a complaint in the United States District Court Southern District of New York against approximately fifty named defendants and up to 500 additional “Doe” defendants (the “Complaint”).  The Complaint includes allegations against the defendants relating to their marketing and advertisement activities in connection with certain products, including certain products marketed and sold by the Company.  The Plaintiffs seek monetary and injunctive relief for alleged claims that the defendants’ products, advertisements and/or promotions violate their rights of privacy and publicity, resulting in trademark and copyright infringement, false endorsement and sponsorship, unfair competition, false advertising, deceptive acts and practices, and cyber squatting.

The Company is exploring an early resolution and settlement of any potential liability with Plaintiffs’ counsel; however, the Company intends and is prepared to defend itself against the claims by responding to the Complaint and asserting affirmative defenses.  Although the Company believes it may have meritorious defenses to the Plaintiffs’ allegations, due to the inherent uncertainties of the judicial system and the multi-party nature of this Complaint,  the Company is currently unable to predict the outcome of this matter.  The Company is currently unable to determine whether an unfavorable outcome will have a material adverse effect on the Company’s business, financial condition and results of operations.  However, in  the event the court orders an injunction, the Company will be required to stop using the Plaintiffs’ names, likeness, in connection with its products.  Such an injunction may have a material adverse effect on the Company’s business, operating results and financial condition.

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

Government regulations may prevent or delay the sale of our products, or require their reformulation, either of which could result in lost revenues and increased costs to us. The FDA may determine that these products or one of their ingredients presents an unacceptable health risk, and may determine that a particular claim or statement that we use is an impermissible drug claim, is not substantiated, or is an unauthorized version of a “health claim.”  Any of these actions could prevent us from marketing such products or making certain claims or statements of nutritional support or efficacy regarding the products. The FDA could also require us to remove such products from the market. Any recall or removal would result in additional costs to us, including lost revenues from any products that we are required to remove from the market, which could be material. Any product recall or removal could also lead to liability, substantial costs, and reduced growth prospects.

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

As a marketer and distributor, we face an inherent risk of product liability exposure related to the sale of our internal offers. If we cannot successfully defend against claims that our product offers or product offer candidates caused injuries, we could incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

●	decreased demand for our offers or any products that we may develop;
●	injury to our reputation;
●	the withdrawal of a product offer from the market;
●	costs to defend the related litigation;
●	diversion of management time and attention;
●	loss of revenue; and
●	inability to commercialize the product offers that we may develop.

Some of our contracts with wholesalers and other customers may require us to carry product liability insurance.

We have a product liability insurance coverage that is subject to a per occurrence deductible. The annual cost of the product liability insurance is based on our level of sales and our policy coverage.  The amount of insurance that we currently hold may not be adequate to cover all liabilities that we may incur. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost and may not be able to obtain insurance coverage that will be adequate to satisfy any liability that may arise. In addition, our carriers have the ability to discontinue our liability coverage at any point in time and we may be unable to obtain alternative coverage.

We rely on contract manufacturers to produce all of our branded offers we market. Disruptions in our contract manufacturers’ systems or losses of manufacturing certifications could adversely affect our sales and customer relationships.

Our contract manufacturers produce 100% of our branded offers we market. Any significant disruption in those operations for any reason, such as regulatory requirements and loss of certifications, power interruptions, fires, hurricanes, war or threats of terrorism could adversely affect our sales and customer relationships.

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

The development, manufacturing, pricing, marketing, sales and reimbursement of our internal offers and internal offer candidates, together with our general operations, are subject to extensive regulation by federal, state and other authorities within the United States. We are a relatively small company and we rely heavily on third parties to conduct many important functions and we cannot guarantee that we are in compliance with all potentially applicable federal and state regulations. If we fail to comply with any of these regulations, we may be subject to a range of enforcement actions, including significant fines, litigation or other sanctions. Any action against us for a violation of these regulations, even if we successfully defend against such actions, could cause us to incur significant legal expenses, divert our management’s attention and harm our reputation.

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

Aside from the accounting treatment of the consideration we paid to Kim and Lim, LLC for the acquisition of the assets, and the beneficial conversion feature on the series A preferred share financing we completed in June and July of 2009, both of which were treated as dividend paid, we have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates.

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

If our stockholders sell substantial amounts of our common stock in the public market, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall.  The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.  The shares of our common stock issued to certain of the former stockholders of Abundantad in the Abundantad merger are subject to a lock-up agreement prohibiting sales of such shares for a period of 15 months following the Abundantad merger.  Following such date, all of those shares become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders.    We note that recent revisions to Rule 144 may result in certain shares of our common stock becoming eligible for resale into the public market without registration in as little as six months after their issuance.

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

In connection with the Company’s acquisition of Digital Instructors, LLC, under the twelve month share reset provision, we determined the VWAP was $1.65 and accordingly, 306,543 additional shares of common stock were issued to the former member of Digital Instructor, LLC on August 12, 2009. In connection with this issuance, the Company has relied on the exemption from registration under the Securities Act of 1933, as amended (“Securities Act”) pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

In connection with the vesting schedule of the restricted stocks, 1,562 shares to a non-employee and 1,396 shares to two full time employees were vested during the second quarter of 2009.  The Company has relied on the exemption from registration under the Securities Act pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

As previously disclosed on the Company’s Form 8-K filed with the SEC on July 30, 2009, on July 27, 2009, the Company issued 270,000 shares of the Company’s series A preferred stock, $0.0001 par value (the “preferred stock”), at a price per share equal to $1.20 (the “Original Issue Price”) and warrants (the “warrants”) to purchase up to 135,000 shares of the Company’s common stock, par value $0.0001 (the “common stock”), at an exercise price of $1.56 per share (the “Warrant Exercise Price”). The Company has raised aggregate proceeds of $324,000 in the financing transaction (the “Financing”). The purchase price for the preferred stock and warrants was payable in cash. The Company intended to use the cash raised in the financing to expand its business operation. The Company has relied on the exemption from registration under the Securities Act pursuant to Section 4(2) thereof.  Such shares of common stock are restricted shares, and the holders thereof may not sell, transfer or otherwise dispose of such shares without registration under the Securities Act or an exemption therefrom.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation (1)
3.2	Bylaws (1)
3.3	First Amended and Restated Adex Media, Inc. Employee Stock Option Plan (2)
3.4	First Amended and Restated Certificate of Incorporation of Adex Media, Inc. (2)
3.5	First Amended and Restated Bylaws (2)
3.6	Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock of Adex Media, Inc. (3)
10.1	Employment Agreement by and between Adex Media, Inc., and Kevin Dufficy*
10.2	Form of Stock Option Agreement (3)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 *
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *
32.2	Certificate of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
______________
* Filed herewith

(1)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2008.
(2)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 15, 2009.
(3)	Incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 28, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADEX MEDIA, INC.

Date: November 13, 2009	By:	/s/ Scott Rewick
Scott Rewick
Chief Executive Officer
(Principal Executive Officer)

ADEX MEDIA, INC.

Date: November 13, 2009	By:	/s/ Ben Zadik
Ben Zadik
Chief Financial Officer
(Principal Financial and Accounting Officer)